Form 10-K
period 2012-12-31
United States Commodity Funds Trust I
filed 2013-05-14
CIK 1529505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-35818

United States Commodity Funds Trust I

(Exact name of registrant as specified in its charter)

Delaware	45-3326410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

United States Commodity Funds LLC

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units of United States Asian Commodities Basket Fund	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business date of the registrant’s most recently completed fiscal quarter:

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY FUNDS TRUST I

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO) and the United States Natural Gas Double Inverse Fund (“UNGD”); UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series” throughout this annual report on Form 10-K. Each Trust Series is a commodity pool which intends to issue units (“units”) that may be purchased and sold on the NYSE Arca, Inc., (the “NYSE Arca”). As of the date of filing of this annual report on Form 10-K, no units of any Trust Series have been publicly offered. The Trust and each Trust Series operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless otherwise specified, all references will be to the Trust Series.

UAC’s Investment Objective

The investment objective of UAC (before fees and expenses) is to have the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) reflect the daily changes in percentage terms of the price of a basket of Futures Contracts (defined below), each of which tracks one of the Asian Benchmark Commodities (the “Asian Futures Basket”), less UAC’s expenses. The Asian Benchmark Commodities are commodities selected by USCF that are of importance to Asian economies, including the three major Asian economies of China, Japan, and India. The Asian Futures Contracts designated for inclusion in the Asian Futures Basket will be selected by USCF, and are referred to as the “Asian Benchmark Futures Contracts.” The assets of UAC will consist of futures contracts for Asian Commodities that are traded on the Chicago Mercantile Exchange (“CME”), the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”), the ICE Futures US (“ICE US”), the ICE Futures Canada (“ICE Canada”), the ICE Futures Europe (“ICE Europe”), the London Mercantile Exchange (“LME”), the Tokyo Commodity Exchange (“TOCOM”), the Dubai Mercantile Exchange (“DME”) and the Bursa Malaysia (“Malaysia”) (collectively, “Asian Futures Contracts”, and CME, CBOT, NYMEX, COMEX, ICE US, ICE Canada, ICE Europe, LME, TOCOM, DME and Malaysia are collectively referred to herein as “Futures Exchanges”). It is not the intent of UAC to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of any particular commodity or any particular Asian Benchmark Futures Contract. It is not the intent of UAC to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of the Asian Futures Basket as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on returns of any portfolio of Asian Futures Contracts.

UAC seeks to achieve its investment objective by primarily investing in investments in Asian Futures Contracts and, if applicable, “Other Asian Commodities-Related Investments.” Other Asian Commodities Related Investments consist of Asian commodities-related investments such as exchange-listed cash-settled options on Asian Futures Contracts, forward contracts for Asian commodities, cleared swap contracts, over-the-counter transactions that are based on the price of Asian commodities, and indices based on the Asian Futures Contracts. For convenience and unless otherwise specified, Asian Futures Contracts and Other Asian Commodities-Related Investments collectively are referred to as “Asian Commodities Interests” in this annual report on Form 10-K. USCF is authorized by UAC in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or future commission merchants (“FCMs”).

UAC invests in Asian Commodities Interests, to the fullest extent possible, without being leveraged or unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Futures Contracts and Other Asian Commodities-Related Investments. The primary focus of USCF will be the investment in Asian Futures Contracts and the management of UAC’s investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents for margining purposes and as collateral. UAC will invest in Asian Benchmark Futures Contracts to the fullest extent possible, turning next to investments in other Asian Futures Contracts and finally to Other Asian Commodities-Related Investments only if required to by applicable regulatory requirements or under adverse market conditions.

USSF’s Investment Objective

The investment objective of USSF is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the world price of sugar, as measured by the changes in the daily price of the futures contract on sugar #11 traded on the ICE US (the “Sugar Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSF’s expenses. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of sugar or any particular futures contract based on sugar. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts. USSF may invest in interests other than the Sugar Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “What are Futures Contracts?”

USSF seeks to achieve its investment objective by primarily investing in futures contracts for sugar that are traded on the ICE US (formerly the New York Board of Trade), the NYMEX, or other U.S. and foreign exchanges (collectively, “Sugar Futures Contracts”) and other sugar-related investments such as cash-settled options on Futures Contracts, forward contracts for sugar, cleared swap contracts, and over-the-counter transactions that are based on the price of sugar, Sugar Futures Contracts and indices based on the foregoing (collectively, “Other Sugar-Related Investments”). For convenience and unless otherwise specified, Sugar Futures Contracts and Other Sugar-Related Investments collectively are referred to as “Sugar Interests” in this annual report on Form 10-K. USCF is authorized by USSF in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

USSF will invest in Sugar Interests, to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Sugar Futures Contracts and Other Sugar-Related Investments. The primary focus of USCF will be the investment in Sugar Futures Contracts and the management of USSF’s investments Treasuries, cash and cash equivalents for margining purposes and as collateral.

USGO’s Investment Objective

The investment objective of USGO is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the price of gasoil, as measured by the changes in the price of the futures contract on gasoil traded on the ICE Europe (the “Gasoil Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USGO’s expenses. It is not the intent of USGO to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of gasoil or any particular futures contract based on gasoil, heating oil or diesel. It is not the intent of USGO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that it is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts. USGO may invest in interests other than the Gasoil Benchmark Futures Contract, if needed, to comply with accountability levels and positions limits if imposed.

USGO seeks to achieve its investment objective by primarily investing in investments in futures contracts for gasoil, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the ICE Europe (collectively, “Gasoil Futures Contracts”) and other gasoil-related investments such as cash-settled options on Gasoil Futures Contracts, forward contracts for gasoil, cleared swap contracts, and over-the-counter transactions that are based on the price of gasoil, crude oil and other petroleum-based fuels, Gasoil Futures Contracts and indices based on the foregoing (collectively, “Other Gasoil-Related Investments”). For convenience and unless otherwise specified, Gasoil Futures Contracts and Other Gasoil-Related Investments collectively are referred to as “Gasoil Interests” in this annual report on Form 10-K. USCF is authorized by USGO in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

USGO will invest in Gasoil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Gasoil Futures Contracts and Other Gasoil-Related Investments. The primary focus of USCF will be the investment in Gasoil Futures Contracts and the management of USGO’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

UNGD’s Investment Objective

The investment objective of UNGD (before fees and expenses) is to reflect two times (200%) the inverse daily percentage change in the price of the natural gas futures contract traded on the NYMEX (the “Natural Gas Benchmark Futures Contract”), less UNGD’s expenses. The Natural Gas Benchmark Futures Contract is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the Natural Gas Benchmark Futures Contract will be the next month contract to expire. It is not the intent of UNGD to be operated in a fashion such that its per unit NAV will equal, in dollar terms, two times the inverse of the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNGD to be operated in a fashion such that its per unit NAV will inversely reflect two times the change in the percentage terms of the Natural Gas Benchmark Futures Contract, or the spot price, measured over any time period greater than one day. USCF does not believe that it is an achievable goal because mathematical compounding prevents UNGD from achieving such results.

UNGD seeks to achieve its investment objective by primarily investing in futures contracts for natural gas that are traded on the NYMEX, the ICE Europe (formerly, the International Petroleum Exchange) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. USCF is authorized by UNGD in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

UNGD will invest in Natural Gas Interests, to the fullest extent possible, up to approximately two times leveraged inverse exposure without limiting its ability to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. The primary focus of USCF will be the investment in Futures Contracts and the management of UNGD’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

Other Defined Terms – Trust Series

Asian Benchmark Futures Contracts, Sugar Benchmark Futures Contracts, Gasoil Benchmark Futures Contracts and Natural Gas Benchmark Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Benchmark Futures Contracts.”

Other Asian Commodity-Related Investments, Other Sugar-Related Investments, Other Gasoil-Related Interests and Other Natural Gas-Related Investments are referred to throughout this annual report on Form 10-K collectively as “Other Related Investments.”

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) on December 1, 2005 and swaps firm in April 2013 with the Commodity Futures Trading Commission (the “CFTC”).

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds and the Trust Series are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds and the Trust Series, investors may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF has also filed registration statements to register units of USSF, UNGD, USGO and UAC, each a series of the Trust, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. UAC, USSF, USGO, UNGD and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC had been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of filing this annual report on Form 10-K, UAC had not been made available to the public.

USCF has entered into contracts to pay the fees of ALPS Distributors, Inc., which serves as the marketing agent for each Trust Series (the “Marketing Agent”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does Each Trust Series Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in commodities prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the commodities market in a transparent, cost-effective manner.

The investment objective of each Trust Series is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Applicable Benchmark Futures Contracts, less each Trust Series’ expenses. USCF does not intend to operate any Trust Series in a fashion such that its per unit NAV will equal, in dollar terms, the price of any particular Applicable Benchmark Futures Contract. USCF believes that it is not practical to manage each Trust Series’ portfolio to achieve such an investment goal when investing in the Applicable Benchmark Futures Contracts and Other Related Investments.

UAC’s Investment Objective.  UAC seeks to achieve its investment objective by investing to the fullest extent possible in Asian Commodities Interests, to the fullest extent possible, without being leveraged or unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Futures Contracts and Other Asian Commodities-Related Investments. The primary focus of USCF will be the investment in Futures Contracts and the management of UAC’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

USSF’s Investment Objective.  USSF seeks to achieve its investment objective by investing to the fullest extent possible in Sugar Interests, to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Futures Contracts and Other Sugar-Related Investments. The primary focus of USCF will be the investment in Futures Contracts and the management of USSF’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

USGO’s Investment Objective.  USGO seeks to achieve its investment objective by investing to the fullest extent possible in Gasoil Interests without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoil-Related Investments. The primary focus of USCF will be the investment in Futures Contracts and the management of USGO’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

UNGD’s Investment Objective.  UNGD seeks to achieve its investment objective by investing to the fullest extent possible up to approximately two times leveraged inverse exposure without limiting its ability to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. The primary focus of USCF will be the investment in Futures Contracts and the management of UNGD’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

The anticipated dates on which each Trust Series’ positions in Applicable Interests will be rebalanced on a monthly basis are posted on each Trust Series’ website and are subject to change without notice.

USCF employs a “neutral” investment strategy in order to track the changes in the price of the Applicable Benchmark Futures Contracts regardless of whether the price goes up or goes down. Each Trust Series’ “neutral” investment strategy is designed to permit investors generally to purchase and sell each Trust Series’ units for the purpose of investing indirectly in the applicable commodities market in a cost-effective manner, and/or to permit participants in the applicable commodities or other industries to hedge the risk of losses in their applicable commodity-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodities market and/or the risks involved in hedging may exist. In addition, an investment in a Trust Series involves the risks that the changes in the price of the Trust Series’ units will not accurately track the changes in the Applicable Benchmark Futures Contracts, and that changes in the Applicable Benchmark Futures Contracts will not closely correlate with changes in the spot prices of the applicable commodities underlying the Applicable Benchmark Futures Contracts.

The Applicable Benchmark Futures Contracts for each Trust Series’ is changed from the near month contract to the next month contract over a four-day period. Each month, the Applicable Benchmark Futures Contracts will change starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the “roll period”, the applicable value of the Applicable Benchmark Futures Contracts will be based on a combination of the near month contract and the next month contract as follows: (1) day 1 will consist of 75% of the then near month contract’s total return for the day, plus 25% of the total return for the day of the next month contract, (2) day 2 will consist of 50% of the then near month contract’s total return for the day, plus 50% of the total return for the day of the next month contract, and (3) day 3 will consist of 25% of the then near month contract’s total return for the day, plus 75% of the total return for the day of the next month contract. On day 4, the Applicable Benchmark Futures Contracts will be the next month contract to expire at that time and that contract will remain the Applicable Benchmark Futures Contracts until the beginning of the following month’s change in the Applicable Benchmark Futures Contracts over a four-day period.

On each day during the four-day period, USCF anticipates it will “roll” each Trust Series’ positions in the applicable commodities by closing, or selling, a percentage of each Trust Series’ positions in the applicable commodities and reinvesting the proceeds from closing those positions in new applicable commodities that reflect the change in the Applicable Benchmark Futures Contract.

Each Trust Series’ investment objective is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Applicable Benchmark Futures Contracts, not to have the market price of its units match, dollar for dollar, changes in the price of the Applicable Benchmark Futures Contracts or the applicable commodities underlying the Applicable Benchmark Futures Contracts, less each Trust Series’ expenses. Contango and backwardation may impact the total return on investment in units of a Trust Series relative to a hypothetical direct investment in the commodities underlying the Applicable Benchmark Futures Contracts and, in the future, it is likely that the relationship between the market prices of a Trust Series’ units and changes in the spot prices of the commodities underlying the Applicable Benchmark Futures Contracts could be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing commodities, which could be substantial. For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors — The price relationship between each Benchmark at any point in time and the Futures Contracts that will became the Applicable Benchmark Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices”, in this annual report on Form 10-K.

Furthermore, each Trust Series also purchases Treasuries and holds cash and/or cash equivalents to meet its current or potential margin or collateral requirements with respect to its investments in Applicable Interests and to hold cash not required to be used as margin or collateral. There is not expected to be any meaningful correlation between the performance of a Trust Series’ investments in Treasuries, cash or cash equivalents and the changes in the prices of commodities or Applicable Interests. While the level of interest earned on or the market price of these investments may in some respect correlate to changes in the prices of commodities, this correlation is not anticipated as part of the Trust Series’ efforts to meet its objective.

Each Trust Series’ total portfolio composition is disclosed each business day that the NYSE Arca is open for trading on the applicable Trust Series’ website. Once trading commences, for a list of each of UAC’s, USSF’s, USGO and UNGD’s future holdings, please see UAC’s website at www.unitedstatesasiancommoditiesbasketfund.com, USSF’s website at www.unitedstatessugarfund.com, USGO’s website at www.unitedstatesgasoilfund.com and UNGD’s website at www.unitedstatesnaturalgasdoubleinversefund.com. The website disclosure of portfolio holdings for each Trust Series will be made daily and will include, as applicable, the name and value of each Applicable Benchmark Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. Each Trust Series’ website will be publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral will be held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units that will be issued by a Trust Series may only be purchased by Authorized Purchasers in blocks of 50,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 50,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per unit NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes an approximate per unit NAV intra-day based on the prior day’s per unit NAV and the current price of the Applicable Benchmark Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per unit NAV calculated at the end of each trading day.

While each Trust Series only issues units in Creation Baskets, units are expected to be listed on the NYSE Arca and investors may purchase and sell units at market prices like any security.

In managing a Trust Series’ assets, USCF does not use a technical trading system that automatically issues buy and sell orders, other than to address monthly changes in the Applicable Benchmark Futures Contracts. Instead, each time one or more baskets are purchased or redeemed, USCF will purchase or sell Applicable Interests with an aggregate market value that approximates the amount of Treasuries and/or cash received or paid upon the purchase or redemption of the basket(s).

•	A is the average daily percentage change in such Trust Series’s per unit NAV for any period of 30 successive valuation days, i.e., any NYSE Arca trading day as of which a Trust Series calculates its per unit NAV; and

•	B is the average daily percentage change in the Benchmark Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in each Trust Series’ unit price on the NYSE Arca to closely track the daily changes in such Trust Series’ per unit NAV. USCF believes that the net effect of this expected relationship and the expected relationship described above between a Trust Series’ per unit NAV and the Applicable Benchmark Futures Contracts will be that the daily changes in the price of a Trust Series’ units on the NYSE Arca will closely track the daily changes in the Benchmark Futures Contracts, less such Trust Series’ expenses.

Asian Commodities Interests. The specific Asian Benchmark Commodities purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USSF’s investments. The Asian Benchmark Commodities will be selected by USCF based on either their systemic importance to Asian economies, including the three major Asian economies of China, Japan and India, or the fact that there are Futures Contracts relating to the commodity or commodities that trade on an Asian domiciled futures exchange. USCF will select the Asian Benchmark Commodities based on the following four criteria:

•	First, the physical commodity must be one in which the economies of China, Japan, and India annually consume 10% or more of global consumption based on publically available industry and government statistics.

•	Second, the physical commodity must be one in which, based on publically available industry and government statistics, China, Japan and India annually produce less of the commodity than they typically consume, indicating that they are likely to be net importers of the commodity and not net exporters.

•	Third, the Futures Contracts on the physical commodity must be traded on a regulated Futures Exchange in the United States, Canada, the United Kingdom, Japan, Dubai, Malaysia or other domicile which allows a US domiciled passive investment fund to buy and sell such contracts.

•	Fourth and finally, the Futures Contracts traded on such commodities must have average open interest measured in US dollars in excess of $150 million at the time of the commodity’s selection. In the event the same or substantially similar physical contract is traded on more than one Futures Exchange, the minimum liquidity test will be applied to the exchange with the largest open interest in US dollar terms in that particular commodity.

The Asian Benchmark Commodities will be selected by USCF in accordance with the above specific quantitative data. The end result is a basket that USCF believes will be generally reflective of Asian demand for physical commodities and which USCF believes can be efficiently accessed by investing in regulated Futures Contracts. As much of the selection process is based by a view of recent and historical trends of commodity production, consumption, and trading in the futures markets, there can be no assurance that the commodities selected for inclusion as Asian Benchmark Commodities will be reflective of future Asian demand or future trading liquidity. While USCF will make significant investments in the Asian Benchmark Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Asian Futures Contracts, it may also invest in economically equivalent Asian Futures Contracts other than those that compose the Asian Benchmark Futures Contracts and Other Asian Commodity-Related Investments. To the extent that UAC will invest in Other Asian Commodity-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Asian Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If UAC is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Asian Benchmark Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of UAC’s assets could be invested in Other Asian Commodity-Related Investments that are intended to replicate the return on the Asian Benchmark Futures Contracts. As UAC’s assets reach higher levels, UAC is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Asian Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UAC to invest in Other Asian Commodity-Related Investments include those allowing UAC to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on UAC’s ability to invest in over-the-counter (“OTC”) transactions and cleared swaps.

Sugar Interests. The specific Sugar Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USSF’s investments. While USCF has made significant investments in ICE U.S. Contracts, as USSF reaches certain accountability levels or position limits on the ICE Futures U.S., or for other reasons, it may continue to invest in Sugar Futures Contracts traded on other exchanges or invest in Other Sugar-Related Investments such as contracts in the “over-the-counter” market. To the extent USCF invests in Sugar Futures Contracts other than the Sugar Benchmark Futures Contract and Other Sugar-Related Investments that are not economically equivalent to the Sugar Benchmark Futures Contract, it may also enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Sugar Futures Contract and Other Sugar-Related Investments against the current Sugar Benchmark Futures Contract. To the extent that USSF invests in Other Sugar-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Sugar Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USSF is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Sugar Benchmark Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USSF’s assets could be invested in Other Sugar-Related Investments that are intended to replicate the return on the Sugar Benchmark Futures Contracts. As USSF’s assets reach higher levels, USSF is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Sugar-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USSF to invest in Other Sugar-Related Investments include those allowing USSF to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Act on USSF’s ability to invest in OTC transactions and cleared swaps.

Gasoil Interests. The specific Gasoil Futures Contracts purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USGO’s investments in futures contracts with respect to the month of expiration, and  the prevailing price volatility of particular contracts. While USCF has made significant investments in ICE Futures Contracts, as USGO reaches certain accountability levels or position limits on the ICE, or for other reasons, it may continue to invest in Gasoil Futures Contracts traded on other exchanges or invest in Other Gasoil-Related Investments such as contracts in the “over-the-counter” market. USGO anticipates that, to the extent it will invest in Futures Contracts other than the Gasoil Benchmark Futures Contract and Other Gasoil-Related Investments that are not economically equivalent to the Gasoil Benchmark Futures Contract, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Gasoil Futures Contract and Other Gasoil-Related Investments against the current Gasoil Benchmark Futures Contract. To the extent that USGO will invest in Other Gasoil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Gasoil Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USGO is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Gasoil Benchmark Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USGO’s assets could be invested in Other Gasoil-Related Investments that are intended to replicate the return on the Gasoil Benchmark Futures Contracts. As USGO’s assets reach higher levels, USGO is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Gasoil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USGO to invest in Other Gasoil-Related Investments include those allowing USGO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Act on USGO’s ability to invest in OTC transactions and cleared swaps.

Natural Gas Interests. The specific Futures Contracts purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of UNGD’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF intends to make significant investments in NYMEX Futures Contracts, as UNGD reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it may take short positions in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments such as contracts in the OTC market.

UNGD anticipates that, to the extent it will take short positions in Natural Gas Futures Contracts other than the Natural Gas Benchmark Futures Contract and Other Natural Gas-Related Investments that are not economically equivalent to the Natural Gas Benchmark Futures Contract, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Natural Gas Futures Contract and Other Natural Gas-Related Investments against the current Natural Gas Benchmark Futures Contract. To the extent that UNGD will invest in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Natural Gas Benchmark Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If UNGD is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Natural Gas Benchmark Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of UNGD’s assets could be invested in Other Natural Gas-Related Investments that are intended to replicate the return on the Natural Gas Benchmark Futures Contracts. As UNGD’s assets reach higher levels, UNGD is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Natural Gas -Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNGD to invest in Other Natural Gas -Related Investments include those allowing UNGD to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Act on UNGD’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest a Trust Series’ assets in Applicable Benchmark Futures Contracts having an aggregate notional amount exactly equal to that Trust Series’ per unit NAV. For example, as standardized contracts, the Applicable Futures Contracts are for a specified amount of a particular commodity, and the applicable Trust Series’ per unit NAV and the proceeds from the sale of a Creation Basket in a particular Trust Series is unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, a Trust Series may be better able to achieve the exact amount of exposure to changes in price of the Applicable Benchmark Futures Contracts through the use of Other Related Investments, such as OTC contracts that have better correlation with changes in price of the Applicable Benchmark Futures Contracts.

Each Trust Series anticipates that, to the extent it will invest in Applicable Benchmark Futures Contracts other than the Applicable Benchmark Futures Contracts and Other Related Investments that are not economically equivalent to the Applicable Benchmark Futures Contracts, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Applicable Benchmark Futures Contracts and Other Related Investments against the current Applicable Benchmark Futures Contracts.

USCF does not anticipate letting its Applicable Benchmark Futures Contracts expire and taking delivery of any commodities. Instead, USCF closes existing positions, e.g., in response to ongoing changes in the Applicable Benchmark Futures Contracts or if it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Applicable Interests. Positions may also be closed out to meet orders for Redemption Baskets, in which case the proceeds from closing the positions will not be reinvested.

The Trust Agreement contains no restrictions on the ability of USCF to change the investment objective of any Trust Series. Notwithstanding this, USCF has no intention of changing the investment objective of any Trust Series or the manner in which it intends to achieve its investment objective. Should USCF seek to change the investment objective of a Trust Series, such change would be reflected in an amended prospectus and would provide advance notice to investors.

What are Futures Contracts?

Futures contracts are agreements between two parties. One party agrees to buy a commodity such as natural gas or copper from the other party at a later date at a price and quantity agreed-upon when the contract is made. Generally, futures contracts traded on the NYMEX and the COMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Futures contracts may also be based on commodity indices, in that they call for a cash payment based on the change in the value of the specified index during a specified period. Additional risks of investing in futures contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it.

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of each Trust Series. At the time of the filing of this annual report on Form 10-K, none of the Trust Series has commenced operations, therefore, none of the Trust Series exceeded any position limits or accountability levels imposed by any exchange. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

Price Volatility.  The price volatility of futures contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Because each Trust Series invests a significant portion of its assets in futures contracts, the assets of each Trust Series, and therefore the price of each Trust Series’ units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions.  Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if a Trust Series’ futures positions have declined in value, such Trust Series may be required to post variation margin to cover this decline. Alternatively, if a Trust Series’ futures positions have increased in value, this increase will be credited to such Trust Series’ account.

What Are Over-the-Counter Derivatives (Including Spreads and Straddles)?

In addition to Futures Contracts and options on Futures Contracts, derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on futures contracts, each party to such a contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, each Trust Series may enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board.

Each Trust Series may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Applicable Benchmark Futures Contracts. Each Trust Series would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

As of the time of the filing of this annual report on Form 10-K, none of the Trust Series had commenced operations, therefore, none of the Trust Series has been exposed to counterparty risk.

Treasuries, Cash and Cash Equivalents

Each Trust Series will seek to have the aggregate “notional” amount of the Applicable Interests it holds approximate at all times its aggregate NAV. At any given time, however, most of the Trust Series holdings will be in Treasuries, cash and/or cash equivalents that support such Trust Series’ positions in Applicable Interests. For example, the purchase of an Applicable Benchmark Futures Contract with a stated or notional amount of $10 million would not require a Trust Series to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the notional amount, would be required. To secure its obligations under Applicable Benchmark Futures Contracts, a Trust Series would deposit the required margin with the FCM and would separately hold its remaining assets through its Custodian in Treasuries, cash and/or cash equivalents. Such remaining assets may be used to meet future margin payments that a Trust Series will be required to make on its Applicable Benchmark Futures Contracts. Other Related Investments typically also involve collateral requirements that represent a small fraction of their notional amounts, so most of a Trust Series’ assets dedicated to Other Related Investments will also be held in Treasuries, cash and cash equivalents.

Each of the Trust Series will earn income from the Treasuries and/or cash equivalents that it will purchase and on the cash it will hold through the Custodian. USCF anticipates that the earned income will increase each Trust Series’ NAV. Each Trust Series will apply the earned income to the acquisition of additional investments or use it to pay its expenses. If a Trust Series reinvests the earned income, it will make investments that are consistent with its investment objective.

What are the Trading Policies of the Trust Series?

Liquidity

Each Trust Series will invest only in Applicable Benchmark Futures Contracts that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in over-the-counter Applicable Interests that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming a Trust Series’ position.

Spot Commodities

While certain futures contracts can be physically settled, none of the Trust Series intends to take or make physical delivery. However, a Trust Series may from time to time trade in Other Related Investments based on the spot price of the applicable commodities comprising the Applicable Interests.

Leverage

USCF will endeavor to have the value of a Trust Series’ Treasuries, cash and cash equivalents, whether held by a Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Applicable Interests and Other Related Investments. Commodity pools’ trading positions in Applicable Futures Contracts or Other Related Investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF does not intend to leverage the assets of any Trust Series, it is not prohibited from doing so under the Trust Agreement.

Borrowings

Borrowings are not used by any Trust Series unless it is required to borrow money in the event of physical delivery, if it trades in cash commodities, or for short-term needs created by unexpected redemptions. None of the Trust Series plans to establish credit lines.

Pyramiding

None of the Trust Series will employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for each Trust Series, BBH&Co. may hold each Trust Series’ Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. will also be the registrar and transfer agent for the units. In addition, in its capacity as Administrator for each Trust Series, BBH&Co. will perform certain administrative and accounting services for each Trust Series and prepare certain SEC, NFA and CFTC reports on behalf of each Trust Series. USCF will pay BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

Each Trust Series will also employ ALPS Distributors, Inc. as the Marketing Agent. USCF will pay the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering. ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) will be the FCM for each Trust Series. Each Trust Series will enter into an Institutional Futures Client Account Agreement. This agreement will require UBS Securities to provide services to each Trust Series in connection with the purchase and sale of the Applicable Interests that may be purchased or sold by or through UBS Securities for each Trust Series’ account. USNG will pay UBS Securities’ commissions for executing and clearing trades on behalf of each Trust Series.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities will be the futures clearing broker for each Trust Series. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about matters involving, but not limited to, UBS Securities, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ FCM business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS Securities entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS Securities agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS Securities also paid a $100,000 fine.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (“NYAG”) all brought actions against UBS and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS Securities and UBS Financial paid penalties of $75 million to NYAG and an additional $75 million to be apportioned among the participating NASAA states. In March 2010, UBS Securities and UBS Financial and NASAA agreed on final settlement terms, pursuant to which, UBS Securities and UBS Financial agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation (the “Bureau”) filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statutes. On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS Securities paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS Securities entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20M to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and Commission Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA. The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for each Trust Series and as such will be paid commissions for executing and clearing trades on behalf of each Trust Series. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or a Trust Series.

UBS Securities is not affiliated with each Trust Series or USCF. Therefore, each Trust Series does not believe that it will have any conflicts of interest with UBS Securities or their trading principals arising from their acting as each Trust Series’ FCM.

Currently, USCF does not employ commodity trading advisors for the trading of each Trust Series’ contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for a Trust Series, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees to be Paid by UAC, USSF, USGO and UNGD

Asset-based fees will be calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV will be calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation to be Paid by Each Trust Series and USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series will pay upon commencement of operations, a management fee, to USCF, based on its average daily net assets and paid monthly at an annual rate of 0.90% for UAC, 0.75% for USSF, 0.75% for USGO and 0.75% for UNGD*.

BBH & Co., Inc., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.**

ALPS Distributors, Inc., Marketing Agent	0.06% on average net assets up to $3 billion and 0.04% on average net assets in excess of $3 billion.**

UBS, Futures Commission Merchant and Clearing Broker	Approximately $4.00 per buy or sell; charges may vary.*

Wilmington Trust National Association, Trustee	$3,000**

* UAC, USSF, USGO or UNGD, as applicable, will pay this compensation.

** USCF will pay this compensation.

Other Fees. Each Trust Series will also pay the fees and expenses associated with its tax accounting and reporting requirements.  In addition, each Trust Series will be responsible for paying its portion of the directors’ and officers’ liability insurance for the Trust Series and with each Related Public Fund. Each Trust Series will share the fees and expenses on a pro rata basis with the Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis.

Form of Units

Registered Form. Units will be issued in registered form in accordance with the Trust Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator will keep a record of all unitholders and holders of the units in certificated form in the registry (the “Register”). The beneficial interests in such units will be held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates will not be issued for the units. Instead, units will be represented by one or more global certificates, which will be deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates will evidence all of the units outstanding at any time. Unitholders will be limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units. DTC Participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Units will be credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC has advised the Trust Series as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, each Trust Series will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or unitholder of any particular series asserts against the series a valid claim with respect to its indebtedness or units, the creditor or unitholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of each Trust Series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of units in a series. This limitation on liability is referred to as the Inter-Series Limitation on Liability. The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter-Series Limitation on Liability, every party providing services to the Trust, any Trust Series or USCF on behalf of the Trust or any Trust Series, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

The existence of a Trustee should not be taken as an indication of any additional level of management or supervision over any Trust Series. To the greatest extent permissible under Delaware law, the Trustee will act in an entirely passive role, delegating all authority for the management and operation of each Trust Series and the Trust to USCF. The Trustee will not provide custodial services with respect to the assets of any Trust Series.

Calculating Per Unit NAV

Each Trust Series’ per unit NAV will be calculated by:

•	Taking the current market value of its total assets;

•	Subtracting any liabilities; and

•	Dividing that total by the total number of outstanding units.

The Administrator will calculate the per unit NAV of each Trust Series once each NYSE Arca trading day. The per unit NAV for a particular trading day will be released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator will use the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the Applicable Futures Contracts traded on the Futures Exchanges, but will calculate or determine the value of all other investments of a Trust Series (including Other Related Investments) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the Administrative Agency Agreement among BBH&Co., the Trust Series and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type that will be used by a Trust Series in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to each Trust Series for use by investors and market professionals, the NYSE Arca will calculate and disseminate throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value will be calculated by using the prior day’s closing per unit NAV of a Trust Series as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the Applicable Futures Contract as reported by Bloomberg or other reporting service.

The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per unit NAV, because the per unit NAV will be calculated only once at the end of each trading day based upon the relevant end of day values of each Trust Series’ investments.

The indicative fund value will be disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ units are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Futures Contracts traded on such Futures Exchanges are not available. During such gaps in time the indicative fund value– will be calculated based on the end of day price of such Applicable Benchmark Futures Contracts from Futures Exchanges immediately preceding trading session. In addition, Other Related Investments and Treasuries held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca will disseminate the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the units of a Trust Series on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of a Trust Series and the indicative fund value. If the market price of units of a Trust Series diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if a Trust Series appears to be trading at a discount compared to the indicative fund value, a market professional could buy units of such Trust Series on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of such Trust Series and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Related Investments and Treasuries that will be held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative value. The indicative fund value will be based on the prior day’s per unit NAV and moves up and down solely according to changes in the price of the Applicable Benchmark Futures Contracts as reported on Bloomberg or another reporting service.

Creation and Redemption of Units

Each Trust Series will create and redeem units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets will only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of a Trust Series. The Authorized Purchaser Agreement will provide the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any unitholder or Authorized Purchaser. Authorized Purchasers will pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Purchasers who make deposits with a Trust Series in exchange for baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of units. As of December 31, 2012, no Authorized Purchasers had entered into agreements with USCF on behalf of each Trust Series as no Trust Series had commenced operations.

Certain Authorized Purchasers are expected to be capable of participating directly in the applicable physical commodity and the Applicable Interest markets. Some Authorized Purchasers or their affiliates may from time to time buy or sell applicable commodities or Applicable Interests and may profit in these instances. USCF believes that the size and operation of the applicable commodities market make it unlikely that Authorized Purchasers’ direct activities in the applicable commodities or securities markets will significantly affect the price of applicable commodities, Applicable Interests, or the price of units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the standard Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when the NYSE Arca, the New York Stock Exchange, or any of the Futures Exchanges upon which a Applicable Benchmark Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash or a combination of Treasuries and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of units.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) will be the amount of Treasuries and/or cash that is in the same proportion to the total assets of a Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of units to be created under the purchase order in proportion to the total number of units outstanding on the purchase order dates. USCF will determine, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order will be responsible for transferring to a Trust Series’ account with the Custodian the required amount of Treasuries and/or cash by noon New York time on the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator will direct DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date.

Because orders to purchase baskets must be placed by 10:30 a.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. A Trust Series’ per unit NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right, but shall have no obligation, to reject any purchase order or Creation Basket Deposit if USCF determines that:

•	the purchase order or Creation Basket Deposit is not in proper form;

•	it would not be in the best interest of the unitholders of a Trust Series;

•	due to position limits or otherwise, investment alternatives that will enable a Trust Series to meet its investment objective are not available to such Trust Series at that time;

•	the acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to a Trust Series or its unitholders;

•	the acceptance or receipt of which would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, the Marketing Agent or the Custodian make it, for all practical purposes, not feasible to process creations of Creation Baskets (including if USCF determines that the investments available to a Trust Series at that time will not enable it to meet its investment objective).

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Trust Series, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USCF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units.

Determination of Redemption Distribution

The redemption distribution from a Trust Series consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of such Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash, that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from a Trust Series will be delivered to the Authorized Purchaser on the third business day following the redemption order date if, by 3:00 p.m., New York time on such third business day, such Trust Series’ DTC account has been credited with the baskets to be redeemed. If such Trust Series’ DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USCF receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to a Trust Series’ DTC account by 3:00 p.m., New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to a Trust Series’ DTC account by 3:00 p.m., New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or any of the Futures Exchanges upon which an Applicable Benchmark Futures Contract is traded is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the Futures Exchanges is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the unitholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Trust Series’ assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating a Trust Series’ positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form, as described in the Authorized Purchaser Agreement, or the fulfillment of the order in the opinion of its counsel may be illegal under applicable laws and regulations, or if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the units to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser will be required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. Authorized Purchasers will pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers will be responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and each Trust Series if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, each Trust Series will create and redeem units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash equal to the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers will be the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser will be under no obligation to create or redeem baskets, and an Authorized Purchaser will be under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of a Trust Series’ units at the time the Authorized Purchaser purchased the Creation Baskets, the per unit NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Applicable Benchmark Futures Contract market and the market for Other Related Investments. Baskets are generally redeemed when the price per unit is at a discount to the per unit NAV.

Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their per unit NAV. The amount of the discount or premium in the trading price relative to the per unit NAV may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Applicable Benchmark Futures Contract market and the market for Other Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Applicable Benchmark Futures Contracts and Other Related Investments may be reduced after the close of the Futures Exchanges upon which the Applicable Benchmark Futures Contracts are traded. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Who is the Trustee?

The sole Trustee of the Trust is Wilmington Trust, National Association, a national banking association. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of units and the management of the Trust and UAC are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the unitholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to USCF. If no successor trustee has been appointed by USCF within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor. The Trustee is entitled to reasonable compensation for its services from USCF or an affiliate of USCF (including the Trust), and is indemnified by USCF against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee. USCF has the discretion to replace the Trustee.

Under the Trust Agreement, the Trustee has delegated to USCF the exclusive management and control of all aspects of the business of the Trust and the Trust Series. The Trustee has no duty or liability to supervise or monitor the performance of USCF, nor does the Trustee have any liability for the acts or omissions of USCF.

Because the Trustee has no authority over the operation of the Trust, the Trustee itself is not registered in any capacity with the CFTC.

Investments

USCF will apply substantially all of a Trust Series’ assets in Applicable Benchmark Futures Contracts and Other Related Investments, Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Futures Contracts and certain Other Related Investments that are exchange-traded, a Trust Series will be required to deposit with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF will invest a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with FCMs or other custodians;

•	used for other investments; and

•	held in bank accounts to pay current obligations and as reserves.

In general, a Trust Series will post between 5% to 30% of the notional amount of an Applicable Interest as initial margin when entering into such Applicable Interest. Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Applicable Interests will be negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents that will be held by a Trust Series constitute reserves that will be available to meet ongoing margin and collateral requirements. All income will be used for a Trust Series’ benefit.

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to a Trust Series to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

Each Trust Series’ assets posted as margin for Futures Contracts will be held in segregated accounts pursuant to CEA and CFTC regulations. Collateral posted in connection with over-the-counter contracts held with a Trust Series’ FCM will be similarly segregated and if held with other counterparties will be segregated pursuant to contract between such Trust Series and its counterparties.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of units of each Trust Series as well as units of each of the Related Public Funds, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. The Firm’s participation in the distribution of units are regulated as described above, as well as by the self regulatory association, FINRA.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market. Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions. The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market. Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions. The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as a Trust Series or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets will be regulated by the CFTC once the Dodd-Frank Act is fully implemented. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes the Trust Series to a risk of default since failure of a bank with which a Trust Series had entered into a forward contract would likely result in a default and thus possibly substantial losses to the Trust Series.

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange. An option on a futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest. The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised. The seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option. The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest. Some options, however, expire significantly in advance of such date. The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless. On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap. Swap contracts are principally traded off-exchange, although certain swap contracts are also being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make. In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement. If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Some swap transactions are cleared through central counterparties. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Trust Series or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants unitholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Unitholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operation. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

The CEA requires all FCMs, such as UAC’s, USSF’s, USGO’s and UNGD’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

Each Trust Series’ investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC finalized the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect a Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of the Trust Series to achieve their investment objectives.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that each Trust Series is authorized to engage in that may ultimately impact the ability of each Trust Series to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could required each Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements imposed became effective on October 12, 2012, when additional final rules defining the terms “swap,” “security-based swap,” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of the requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on a Trust Series by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

On February 7, 2012, the CFTC published a rule requiring each FCM and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This became effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. The Trust Series do not anticipate any impact to their operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as a Trust Series) in the form of higher fees and expenses that related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that a Trust Series may be limited as to the counterparties with which it may enter into forward contracts. Additionally, a Trust Series may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. A Trust Series’ ability to maintain a certain minimum level of assets and to qualify as an eligible contract participant allows such Trust Series to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact a Trust Series’ ability to achieve its investment objective.

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2012.

Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

The effect of the future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as the Trust Series’ clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers will require a Trust Series to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, a Trust Series may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties-that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction. When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to a Trust Series’ trading, a Trust Series (and not its investors personally) will be subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

SEC Reports

The Trust will make available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports will also be available from the SEC though its website at: www.sec.gov.

CFTC Reports

The Trust will make available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns federal service mark registrations for UNITED STATES ASIAN COMMODITIES BASKET FUND (“UAC”), S.N. 85564834, UNITED STATES SUGAR FUND (‘USSF”), S.N. 855564943, UNITED STATES GASOIL FUND (“USGO”), S.N. 85564299 and UNITED STATES NATURAL GAS DOUBLE INVERSE FUND (“UNGD”), S.N. 85564824 for “fund investment services”. UAC, USSF, USGO and UNGD will rely upon these service marks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as UAC, USSF, USGO and UNGD use these service marks to identify its services, without challenge from any third party, and properly maintain and renews the service or trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these service marks and trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (“ETF”) that tracks the price of one or more commodities.

Item 1A.  Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Trust Series’ financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Applicable Interests

Investing in Commodities Interests subjects each Trust Series to the risks of the commodities industry and this could result in large fluctuations in the price of each Trust Series’ units.

Each Trust Series will be subject to the risks and hazards of the commodities industry because they invest in Commodities Interests. The risks and hazards that are inherent in the commodities industry may cause the price of commodities to widely fluctuate.

Daily changes in each Trust Series’ per unit NAV may not correlate to daily changes in the price of the Applicable Futures Contracts. If this were to occur, investors may not be able to effectively use the Trust Series as a way to hedge against commodities-related losses or as a way to indirectly invest in commodities.

USCF will endeavor to invest each Trust Series’ assets as fully as possible in Applicable Futures Contracts and Other Commodities-Related Investments so that the daily changes in percentage terms of the per unit NAV closely correlate with daily changes in percentage terms in the price of the Applicable Futures Contracts. However, daily changes in each Trust Series’ per unit NAV may not correlate with the daily changes in the price of the Applicable Futures Contracts for several reasons as set forth below:

•	A Trust Series (i) may not be able to buy/sell the exact amount of Applicable Futures Contracts and Other Commodities-Related Investments to have a perfect correlation with the per unit NAV; (ii) may not always be able to buy and sell Applicable Futures Contracts or Other Commodities-Related Investments at the market price; and (iii) will be required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.

•	Short-term supply and demand for commodities may cause the changes in the market price of the Benchmark Futures Contracts to vary from the changes in each Trust Series’ NAV if a Trust Series has fully invested in Benchmark Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Applicable Futures Contracts that do reflect such supply and demand.

•	Each Trust Series will sell and buy only as many Applicable Futures Contracts and Other Commodities-Related Investments that it can to cause the daily changes in percentage terms of its per unit NAV to track as closely as possible to the changes in percentage terms in the price of the Applicable Futures Contracts. The remainder of each Trust Series’ assets will be invested in Treasuries, cash and/or cash equivalents that will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Applicable Commodity Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that vary from changes in the value of the spot price of commodities and the price of the Applicable Benchmark Futures Contracts.

•	Because each Trust Series will incur certain expenses in connection with its investment activities, and will hold most of its assets in more liquid short-term securities for margin and other liquidity purposes or for redemptions that may be necessary on an ongoing basis, USCF will generally not be able to fully invest each Trust Series’ assets in Applicable Futures Contracts or Other Commodity-Related Investments and there cannot be a perfect correlation between changes in a Trust Series’ per unit NAV and changes in the price of the Applicable Futures Contracts.

•	As each Trust Series grows, there may be more or less correlation. For example, if a Trust Series only has enough money to buy three Applicable Benchmark Futures Contracts and it needs to buy four contracts to track the price of designated commodities, then the correlation will be lower, but if it buys 20,000 Applicable Benchmark Futures Contracts and it needs to buy 20,001 contracts, then the correlation will be higher. At certain asset levels, a Trust Series may be limited in its ability to buy the Applicable Benchmark Futures Contracts if limits were imposed by the relevant exchanges. To the extent that a Trust Series will invest in these other Applicable Futures Contracts or Other Commodity-Related Investments, the correlation with the Applicable Benchmark Futures Contracts may be lower.

•	A Trust Series may not be able to buy the exact number of Applicable Futures Contracts and Other Commodity-Related Investments to have a perfect correlation with the Applicable Benchmark Futures Contracts, if the purchase price of the Applicable Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, a Trust Series could not invest the entire proceeds from the purchase of the Creation Basket in such Futures Contracts (for example, assume a Trust Series received $4,000,000 for the sale of a Creation Basket and assume that the price of an Applicable Futures Contract for a mix of various commodities is $59,950, then the Trust Series could only invest in 66 Applicable Futures Contracts with an aggregate value of $3,956,700). A Trust Series would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the FCM through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Applicable Futures Contracts is suspended or closed, a Trust Series may not be able to purchase these investments at the last reported price.

If daily changes in a Trust Series’ per unit NAV do not correlate with daily changes in the price of the Applicable Futures Contracts, then investing in a Trust Series may not be an effective way to hedge against commodities-related losses or indirectly invest in commodities.

The Applicable Benchmark Futures Contracts may not correlate with the spot price of commodities and this could cause changes in the price of the units to substantially vary from the changes in the spot price of commodities. If this were to occur, then investors may not be able to effectively use a Trust Series as a way to hedge against commodities-related losses or as a way to indirectly invest in commodities.

When using the Applicable Benchmark Futures Contracts as a strategy to track the price of commodities, at best the correlation between changes in prices of such Commodities Interests and the spot price of commodities can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative commodities market, supply of and demand for such Commodities Interests and technical influences in futures trading. If there is a weak correlation between the Commodities Interests and the price of commodities, then the price of units may not accurately track the spot price of commodities and investors may not be able to effectively use a Trust Series as a way to hedge the risk of losses in their commodities-related transactions or as a way to indirectly invest in commodities.

Backwardation and contango may negatively impact total return.

The design of each Trust Series’ Applicable Futures Contracts will be such that every month it begins by using the near month contract to expire unless the near month contract will reach expiration that month. In those cases a Trust Series will, over a four-day period ending on the last day of the prior month, transition to the next month contract to expire as its benchmark contract and will keep that contract as its benchmark until it in turn becomes the near month contract and close to its expiration month. In the event of a commodities futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in commodities prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Applicable Futures Contracts would tend to track higher and each Trust Series’ NAV would tend to track higher. Conversely, in the event of a commodities futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in commodities prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Applicable Futures Contracts would tend to track lower and each Trust Series’ NAV would tend to track lower. When compared to total return of other price indices, such as the spot price of commodities, the impact of backwardation and contango may lead the total return of a Trust Series’ per unit NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling commodities prices, this could have a significant negative impact on a Trust Series’ NAV and total return.

A Trust Series may experience a loss if it is required to sell Treasuries or cash equivalents at a price lower than the price at which they were acquired.

The value of Treasuries and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. If a Trust Series is required to sell Treasuries at a price lower than the price at which they were acquired, a Trust Series will experience a loss. This loss may adversely impact the price of the units, and may decrease the correlation among the price of units, the per unit NAV of units, the Applicable Futures Contracts and the spot price of the applicable commodities underlying the Applicable Benchmark Futures Contracts.

Certain of a Trust Series’ investments could be illiquid which could cause large losses to investors at any time or from time to time.

A Trust Series may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded Applicable Interests. In addition, over-the-counter contracts may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but a Trust Series still may not be able to transfer an over-the-counter Applicable Interest to a third party, e.g., due to concerns regarding the counterparty’s credit risk.

A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, none of the Trust Series intends at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Applicable Interests that USCF will acquire or enter into for each Trust Series increases the risk of illiquidity. Because Applicable Interests may be illiquid, each Trust Series’ holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of the participants in the futures market shifts such that commodity purchasers are the predominant hedgers in the market, a Trust Series might have to reinvest at higher futures prices or choose to invest in Other Related Investments.

The changing nature of the participants in the commodities market will influence whether futures prices are above or below the expected future spot price. Commodity producers will typically seek to hedge against falling commodity prices by selling futures contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of futures contracts will typically be below expected futures spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodities who purchase futures contracts to hedge against a rise in prices, prices of futures contracts will likely be higher than expected future spot prices. This can have significant implications for a Trust Series when it is time to reinvest the proceeds from a maturing Applicable Futures Contract into a new Applicable Futures Contract.

While the Trust Series do not intend to take physical delivery of commodities under their Applicable Interests, the possibility of physical delivery impacts the value of the contracts which would make it more difficult for a Trust Series to trade its Applicable Index and achieve its investment objective.

While it is not the current intention of any Trust Series to take physical delivery of commodities under their Applicable Interests, Applicable Benchmark Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Related Investments. Storage costs associated with purchasing commodities could result in costs and other liabilities that could impact the value of Applicable Benchmark Futures Contracts or Other Related Investments. Storage costs include the time value of money invested in a physical commodity plus the actual costs of storing the commodity less any benefits from ownership of the commodity that are not obtained by the holder of a futures contract. In general, Applicable Benchmark Futures Contracts have a one-month delay for contract delivery and back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for commodities while a Trust Series holds its Applicable Interests, the value of the Applicable Interests, and therefore such Trust Series’ NAV, may change as well.

Regulation of commodity interests is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust Series.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the continued need to regulate the derivatives markets in general. The effect of any future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on the Trust Series, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

Investing in a Trust Series for purposes of hedging may be subject to several risks, including the possibility of losing the benefit of favorable market movements.

Producers and commercial users of commodities may use a Trust Series as a vehicle to hedge the risk of losses in their commodity-related transactions. There are several risks in connection with using a Trust Series as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. For instance, in a hedging transaction the hedger may be a user of a commodity concerned that the hedged commodity will increase in price, but must recognize the risk that the price may instead decline. If this happens, he will have lost the benefit of being able to purchase the commodity at the lower price because the hedging transaction will result in a loss that would offset (at least in part) this benefit. Thus, the hedger forgoes the opportunity to profit from favorable price movements.

An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on its investment in a Trust Series while incurring losses with respect to other asset classes.

Historically, Applicable Interests have not generally been correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistical relationship between the performance of Applicable Interests, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, a Trust Series’ performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, a Trust Series may have no gains to offset losses from other investments, and investors may suffer losses on their investment in a Trust Series while incurring losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity prices and commodity-linked instruments, including Applicable Benchmark Futures Contracts and Other Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject a Trust Series’ investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot prices of commodities and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Trust Series cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

The Trust Series’ Operating Risks

None of the Trust Series is a registered investment company, so unitholders do not have the protections of the 1940 Act.

None of the Trust Series is an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

USCF is leanly staffed and relies heavily on key personnel to manage its activities.

In managing and directing the day-to-day activities and affairs of each Trust Series, USCF will rely heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of a Trust Series. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of HARD, a series of the United States Currency Funds Trust. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that until January 11, 2013 managed a public mutual fund. On January 11, 2013, Ameristock Mutual Fund, Inc. was reorganized with and into the Drexel Hamilton Centre American Equity Fund, a series of the Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds and its advisor, Drexel Hamilton Investment Partners, are not affiliated with Ameristock Corporation, the Ameristock Mutual Fund Inc., or USCF. After the consummation of the reorganization and liquidation, the Ameristock Corporation maintained its non-advisory assets. It is estimated that Mr. Mah will spend approximately 98% of his time on Trust Series and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on Trust Series and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

Accountability levels, position limits, and daily price fluctuation limits set by the Futures Exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Applicable Benchmark Futures Contracts and prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

Designated contract markets such as the NYMEX, the COMEX, the CME, the CBOT, the KCBT, the ICE Futures and the LME have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control.

In addition to accountability levels and position limits, the Futures Exchanges may also set daily price fluctuation limits on the Applicable Futures Contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular Applicable Futures Contract, no trades may be made at a price beyond that limit.

In late 2011, the CFTC adopted the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust series.

All of these limits may potentially cause a tracking error between the price of the units and the price of an Applicable Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities. None of the Trust Series has limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Applicable Futures Contracts and Other Related Investments. If a Trust Series encounters accountability levels, position limits, or price fluctuation limits for Applicable Futures Contracts on a particular Futures Exchange, it may then, if permitted under applicable regulatory requirements, purchase Applicable Futures Contracts on the other Futures Exchanges that trade listed futures in the relevant commodity. In addition, if a Trust Series exceeds accountability levels on a Futures Exchange and is required by such exchange to reduce its holdings, such reduction could potentially cause a tracking error between the price of the units and the price of the Applicable Benchmark Futures Contracts.

The Trust Series and USCF may have conflicts of interest, which may cause them to favor their own interests to the detriment of unitholders.

The Trust Series and USCF may have inherent conflicts to the extent USCF attempts to maintain each Trust Series’ asset size in order to preserve its fee income and this may not always be consistent with such Trust Series’ objective of having the value of its units’ NAV track changes in the value of an Applicable Benchmark Futures Contract.

USCF’s officers, directors and employees do not devote their time exclusively to each Trust Series. For example, USCF’s directors, officers and employees act in such capacity for other entities, including the Related Public Funds, that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to each Trust Series and to the Related Public Funds.

USCF will have sole authority to manage the investments and operations of each Trust Series. Unitholders will have very limited voting rights, which will limit the ability to influence matters such as amending the Trust Agreement, changing a Trust Series’ basic investment objective, dissolving a Trust Series, or selling or distributing a Trust Series’ assets.

Unitholders have only very limited voting rights and have the power to replace USCF only under specific circumstances. Unitholders do not participate in the management of a Trust Series and do not control USCF, so they do not have any influence over basic matters that affect each Trust Series. In addition, each Trust Series could terminate at any time and cause the liquidation and potential loss of an investment and could upset the overall maturity and timing of an investment portfolio.

Unitholders will have very limited voting rights with respect to each Trust Series’ affairs. Unitholders may elect a replacement sponsor only if USCF resigns voluntarily or loses its corporate charter. Unitholders are not permitted to participate in the management or control of any Trust Series or the conduct of its business. Unitholders must therefore rely upon the duties and judgment of USCF to manage each Trust Series’ affairs.

Each Trust Series may terminate at any time, regardless of whether such Trust Series has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of USCF would cause any Trust Series to terminate unless, within 90 days of the event, unitholders holding units representing at least 66 2/3% of the outstanding units of all of the Trust Series elect to continue the Trust and appoint a successor sponsor. In addition, USCF may terminate any Trust Series if it determines that such Trust Series’ aggregate net assets in relation to its operating expenses make the continued operation of such Trust Series unreasonable or imprudent. However, no level of losses will require USCF to terminate a Trust Series. A Trust Series’ termination would result in the liquidation of its assets and the distribution of the proceeds thereof, first to creditors and then to the unitholders in accordance with their positive book capital account balances, after giving effect to all contributions, distributions and allocations for all periods, and each Trust Series could incur losses in liquidating its assets in connection with a termination. Termination could also negatively affect the overall maturity and timing of an investment portfolio.

USCF may manage a large amount of assets and this could affect a Trust Series’ ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, USCF does not intend to limit the amount of assets of any Trust Series that it may manage. The more assets USCF manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

The liability of USCF and the Trustee are limited, and the value of the units will be adversely affected if any Trust Series is required to indemnify the Trustee or USCF.

Under the Trust Agreement, the Trustee and USCF are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or USCF or breach by USCF of the Trust Agreement, as the case may be. As a result, USCF may require the assets of any Trust Series to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of such Trust Series and the value of its units.

Although the units of each Trust Series are limited liability investments, certain circumstances such as bankruptcy or indemnification of a Trust Series by a unitholder will increase the unitholder’s liability.

The units of each Trust Series are limited liability investments; unitholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, unitholders could be required, as a matter of bankruptcy law, to return to the estate of a Trust Series any distribution they received at a time when such Trust Series was in fact insolvent or in violation of its Trust Agreement. In addition, a number of states do not have “statutory trust” statutes such as the Delaware statutes under which the Trust has been formed in the State of Delaware. It is possible that a court in such state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the unitholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. Finally, in the event the Trust or any Trust Series is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any unitholder’s (or assignee’s) obligations or liabilities unrelated to the business of the Trust or such Trust Series, as applicable, such unitholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust or such Trust Series, as applicable, for all such liability and expense incurred, including attorneys’ and accountants’ fees.

Investors cannot be assured of USCF’s continued services, and discontinuance may be detrimental to a Trust Series.

Investors cannot be assured that USCF will be willing or able to continue to service each Trust Series for any length of time. USCF was formed for the purpose of sponsoring each Trust Series and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from the commodity pools it operates to support its continued service for each Trust Series. If USCF discontinues its activities on behalf of a Trust Series, such Trust Series may be adversely affected. If USCF’s registration with the CFTC or membership in the NFA were revoked or suspended, USCF would no longer be able to provide services to any Trust Series.

As a unitholder, investors will not have the rights enjoyed by investors in certain other types of entities.

As interests in separate series of a Delaware statutory trust, the units do not involve the rights normally associated with the ownership of common stock of a corporation. For example, the units have limited voting and distribution rights (for example, unitholders do not have the right to elect directors and generally will not receive regular distributions of the net income and capital gains earned by a Trust Series). Each Trust Series is also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and certain NYSE Arca governance rules (for example, audit committee requirements). In addition, the Trust Agreement limits the rights of unitholders to bring derivative actions.

All of the Trust Series are series of the Trust and, as a result, a court could potentially conclude that the assets and liabilities of one Trust Series are not segregated from those of another Trust Series, thereby potentially exposing assets in one Trust Series to the liabilities of another Trust Series.

Each Trust Series is a series of a Delaware statutory trust and not itself a separate legal entity. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof shall be enforceable against the assets of such series. USCF is not aware of any court case that has interpreted this Inter-Series Limitation on Liability or provided any guidance as to what is required for compliance. USCF intends to maintain separate and distinct records for each Trust Series and account for each Trust Series separately from any other Trust Series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in one series to the liabilities of another Trust Series.

USCF and the Trustee are not obligated to prosecute any action, suit or other proceeding in respect of any Trust Series property.

Neither USCF nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of any Trust Series property. The Trust Agreement does not confer upon unitholders the right to prosecute any such action, suit or other proceeding.

The Trust Series do not expect to make cash distributions.

The Trust Series have not previously made any cash distributions and intend to re-invest any income and realized gains of each Trust Series in additional Applicable Interests rather than distributing cash to unitholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, none of the Trust Series generally expects to distribute cash to unitholders. An investor should not invest in a Trust Series if it will need cash distributions from such Trust Series to pay taxes on its share of income and gains of such Trust Series, if any, or for any other reason. Although each Trust Series does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Applicable Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

There is a risk that a Trust Series will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Trust Series may not earn any profit.

Each Trust Series will be obligated to pay USCF a management fee based on its average daily net assets, over-the-counter spreads and various other expenses of its ongoing operations (e.g., fees of the Trustee). These fees and expenses must be paid in all events, regardless of whether a Trust Series’ activities are profitable. Accordingly, each Trust Series must realize trading gains sufficient to cover these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to make a Trust Series’ future operations viable, a Trust Series may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units, all of a Trust Series’ expenses will be funded by USCF. These payments by USCF are designed to allow a Trust Series the ability to commence the public offering of its units. If USCF and a Trust Series are unable to raise sufficient funds so that such Trust Series’ expenses are reasonable in relation to its NAV, such Trust Series may be forced to terminate and investors may lose all or part of their investment.

A Trust Series may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The arrangements between clearing brokers and counterparties on the one hand and a Trust Series on the other generally are terminable USCF, the clearing brokers or counterparty upon notice to such Trust Series. Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if a Trust Series intends to continue trading in Futures Contracts or Other Related Investments. The services of any clearing broker or counterparty may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the per unit NAV of a Trust Series.

If a substantial number of orders for redemption of Redemption Baskets are received by a Trust Series during a relatively short period of time, a Trust Series may not be able to satisfy the requests from such Trust Series’ assets not committed to trading. As a consequence, it could be necessary to liquidate such Trust Series’ trading positions before the time that its trading strategies would otherwise call for liquidation.

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if a Trust Series is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, a Trust Series would be negatively impacted. In addition, a Trust Series might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of a Trust Series’ service providers and Authorized Purchasers, which would impact the ability of USCF to achieve such Trust Series’ investment objective.

The liquidity of the units may be affected by the withdrawal from participation of Authorized Purchasers, which could adversely affect the market price of the units.

In the event that one or more Authorized Purchasers that have substantial interests in the units withdraw from participation, the liquidity of the units will likely decrease, which could adversely affect the market price of the units and result in incurring a loss on an investment.

Investors may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right to redeem units of any Trust Series or postpone the redemption settlement date: (1) for any period during which an a Futures Exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Trust Series’ assets is not reasonably practicable; or (3) for such other period as USCF determines to be necessary for the protection of unitholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming unitholder. For example, the resulting delay may adversely affect the value of the unitholder’s redemption proceeds if the NAV of a Trust Series declines during the period of delay. The Trust Agreement provides that USCF and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.

The failure, bankruptcy or default of a clearing broker or the Custodian could result in substantial losses for a Trust Series and could impair a Trust Series’ ability to execute trades.

Under CFTC regulations, a clearing broker with respect to a Trust Series’ exchange-traded Applicable Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker, but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Trust Series, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. However, customers could potentially lose all funds on deposit with the clearing broker even if such funds are properly segregated. A Trust Series also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Applicable Interests are traded.

In addition, to the extent a Trust Series’ clearing broker will be required to post such Trust Series’ assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers. If a Trust Series’ clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by such Trust Series’ and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Trust Series’ trades.

In addition, the majority of each Trust Series’ assets will be held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Trust Series’ assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of such Trust Series’ total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USCF’s intellectual property or technology, including the use of its patents, business methods, trademarks and trading program software, without permission. USCF is in the process of registering its trademarks. None of the Trust Series currently has any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of a Trust Series’ proprietary software and other technology could also adversely affect its competitive advantage. A Trust Series may not have adequate resources to implement procedures for monitoring unauthorized uses of its trademarks, proprietary software and other technology. Also, third parties may independently develop trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from a Trust Series, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of each Trust Series depends on the ability of USCF to accurately implement USCF’s trading strategies, and any failure to do so could subject a Trust Series to losses on such transactions.

USCF’s trading strategy for each Trust Series is quantitative in nature and it is possible that USCF will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into USCF’s computer systems and incorrect information provided to a Trust Series’ clearing brokers. In addition, each Trust Series relies on USCF to properly operate and maintain its computer and communication systems. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and a Trust Series’ reputations, increased operational expenses and diversion of technical resources. Any failure, inaccuracy or delay in implementing any of the formulas or systems, including implementing upgrades and compatibility with the computer systems of third parties, and executing a Trust Series’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt one or more Trust Series’ trading activity and materially affect such Trust Series’ profitability.

The operations of each Trust Series, the exchange, brokers and counterparties with which each Trust Series does business, and the markets in which each Trust Series does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global anti-terrorism initiatives, political unrest in the Middle East and Southeast Asia, as well as political hostility toward the United States, continue to fuel this concern.

Risk of Leverage and Volatility

If USCF causes or permits a Trust Series to become leveraged, investors could lose all or substantially all of their investment if such Trust Series’ trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate face amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of the pool’s commodity interests can cause significant losses to the pool. While USCF has not and does not currently intend to leverage the assets of any Trust Series, it is not prohibited from doing so under the Trust Agreement. If USCF were to cause or permit a Trust Series to become leveraged, investors could lose all or substantially all of their investment if such Trust Series’ trading positions suddenly turn unprofitable.

Fewer representative commodities may result in greater volatility.

Investors should be aware that other commodities benchmarks are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in and the NAV of a Trust Series which tracks a specific benchmark under specific market conditions and over time.

Lengthy and substantial peak-to-valley declines in the value of a benchmark may lead to even greater declines in the NAV of a Trust Series.

Because it is expected that each Trust Series’ performance will relate to the performance of its specific benchmark, each Trust Series will suffer a decline in value during a period that its applicable benchmark suffers such a decline, and in turn, the value of the units will decline. It is possible or even likely that redemptions of Redemption Baskets will exceed purchases of Creation Baskets during periods in which a Trust Series’ units are declining in value. While redemptions will not directly cause the value of the units to decline, redemptions will accentuate the reduction in a Trust Series’ NAV that is caused by losses from such Trust Series’ positions, potentially resulting in an increase in such Trust Series’ expenses as a percentage of NAV. Furthermore, redemptions may increase transaction costs by requiring the sale of Applicable Interests and Treasuries to meet redemption requests.

Each Trust Series’ exposure to the applicable commodities markets may subject investors to greater volatility than investments in traditional securities.

Each Trust Series’ exposure to the applicable commodities markets may subject investors to greater volatility than investments in traditional securities. The value of Applicable Interests may be affected by changes in the overall commodity markets or commodity indices, changes in interest rates, or factors affecting a particular industry or commodity, such as drought, floods, weather, livestock disease, embargoes, tariffs and international economic, political and regulatory developments.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of each Trust Series’ assets may be used to trade over-the-counter Applicable Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose a Trust Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

Each Trust Series will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by such Trust Series.

Each Trust Series faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case such Trust Series could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, such Trust Series may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of such Trust Series’ NAV. Such Trust Series may eventually obtain only limited recovery or no recovery in such circumstances.

Each Trust Series may be subject to liquidity risk with respect to its over-the-counter transactions.

Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact a Trust Series’ ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing over-the-counter derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because the price and terms on which such over-the-counter derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating over-the-counter contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding over-the-counter derivatives transaction.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).

Risk of Trading in International Markets

Trading in international markets would expose a Trust Series to credit and regulatory risk.

The significant portion of the Applicable Benchmark Futures Contracts purchased by a Trust Series will be traded on a United States futures exchange. However, a portion of the trades made by a Trust Series may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. The CFTC, NFA and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any, power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as a Trust Series, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, a Trust Series has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Trust Series to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject a Trust Series to foreign exchange risk.

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to a Trust Series even if the contract traded is profitable.

A Trust Series’ international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, a Trust Series may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which USCF bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of USCF. USCF does not intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of a Trust Series’ taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by a Trust Series in making allocations for tax purposes and other factors, an investor’s allocable share of a Trust Series’ income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the Internal Revenue Service does not accept the assumptions and conventions applied by a Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships, which apply to each Trust Series, generally were not written for, and in some respects are difficult to apply to, entities whose interests are publicly traded. The Trust applies certain assumptions and conventions in an attempt to comply with the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that generally corresponds to unitholders’ interests in a Trust Series. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and they could be successfully challenged by the IRS. If so, the Trust could be required to reallocate items of income, gain, deduction, loss or credit for tax purposes in a manner that adversely affects investors, in which case investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

A Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

In order to avoid being taxable as corporation, at least 90 percent (90%) of each Trust Series’ annual gross income must consist of “qualifying income” as defined in the Code. Although USCF has satisfied and anticipates that it will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. None of the Trust Series has requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that any Trust Series is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, such Trust Series’ would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of any Trust Series as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series will be taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law. No U.S. federal income tax will be paid by each Trust Series on its income. Instead, each Trust Series will furnish unitholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of each Trust Series. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from an applicable Trust Series during the taxable year. A unitholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

Risks Specific to UAC, USSF, USGO and UNGD

Risks Specific to UAC

Investing in Asian Commodities Interests subjects UAC to the risks of the Asian commodities industry and this could result in large fluctuations in the price of UAC’s units.

UAC is subject to the risks and hazards of the Asian commodities industry because it invests in Asian Commodities Interests. The risks and hazards that are inherent in the Asian commodities industry may cause the price of Asian commodities to widely fluctuate.

Risks Specific to USSF

Investing in Sugar Interests subjects USSF to the risks of the sugar industry and this could result in large fluctuations in the price of USSF’s units.

USSF is subject to the risks and hazards of the sugar industry because it invests in Sugar Interests. The risks and hazards that are inherent in the sugar industry may cause the price of sugar to widely fluctuate. If the changes in percentage terms of USSF’s units accurately track changes in percentage terms of the Benchmark Futures Contract or the spot price of sugar, then the price of its units may also fluctuate. The two primary sources for the production of sugar are sugarcane and sugar beets, both of which are grown in various countries around the world. The risks and hazards that are inherent in the world sugar market may cause the price of sugar to fluctuate widely. If the changes in percentage terms of the Fund’s units accurately track the percentage changes in the Benchmark or the spot price of sugar, then the price of its units will fluctuate accordingly.

•	The global price and availability of sugar is influenced by economic and industry conditions, including but no limited to supply and demand factors such as: crop disease; weed control, water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products, and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure in sugar prices. On the other hand, public health concerns regarding obesity, hear disease and diabetes, particularly in developed countries, may reduce demand for sugar. In the light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.
•	Sugar production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop productions, the volume and types of imports and exports, and industry profitability. Many foreign countries subsidize sugar production, resulting in lower prices, but this has led other countries, including the United States, to impose tariffs and import restrictions on sugar imports. Sugar producers may also need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides.
•	Seasonal fluctuations in the price of sugar may cause risk to an investor because of the possibility that unit prices will be depressed because of the sugar harvest cycle. In the futures market, contract expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of units, particularly if the investor needs to sell units when the Benchmark Futures Contracts are, in whole or part, Futures Contracts expiring in the late spring or early summer.

Risks Specific to USGO

Investing in Gasoil Interests subjects USGO to the risks of the crude oil and gasoil industry and this could result in large fluctuations in the price of USGO’s units.

USGO is subject to the risks and hazards of the crude oil industry, because crude oil is the raw material from which gasoil is produced, and the gasoil industry, because it invests in Gasoil Interests. The risks and hazards that are inherent in the crude oil and gasoil industries may cause the price of gasoil to widely fluctuate. If the changes in percentage terms of USGO’s units accurately track the changes in percentage terms of the Benchmark Futures Contract or the spot price of gasoil, then the price of its units may also fluctuate. The exploration for, and production of, crude oil is an uncertain process with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	Unexpected drilling conditions;
•	Pressure or irregularities in formations;
•	Equipment failures or repairs;
•	Fires or other accidents;
•	Adverse weather conditions;
•	Pipeline ruptures or spills or other supply disruptions;
•	Environmental regulations; and
•	Shortages or delays in the availability of drilling rigs and the delivery of equipment.

Gasoil transmission, distribution, gathering, and processing activities involve numerous risks that may affect the price of gasoil.

There are a variety of hazards inherent in gasoil transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as unusually cold weather), pipeline failure, abnormal pressures, uncontrollable flows of gasoil, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, a supply shock (such as a refinery fire), and other hazards which could affect the price of gasoil. To the extent these hazards limit the supply or delivery of gasoil, gasoil prices will increase.

Gasoil transmission and storage operations are subject to government regulations and rate proceedings which could have an impact on the price of gasoil.

Gasoil transmission and storage operations in Europe and Asia are subject to regulation and oversight by the various European and Asian regulatory authorities. These regulatory bodies have the authority to effect rate settlements on gasoil storage, transmission and distribution services. As a consequence, the price of gasoil may be affected by a change in the rate settlements effected by one or more of these regulatory bodies.

The price of USGO’s units may be influenced by factors such as the short-term supply and demand for gasoil and the short-term supply and demand for USGO’s units. This may cause the units to trade at a price that is above or below USGO’s per unit NAV. Accordingly, changes in the price of units may substantially vary from the changes in the spot price of gasoil. If this variation occurs, then investors may not be able to effectively use USGO as a way to hedge against gasoil-related losses or as a way to indirectly invest in gasoil.

While it is expected that the trading prices of the units will fluctuate in accordance with changes in USGO’s per unit NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for gasoil and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USGO’s per unit NAV. This could cause changes in the price of the units to substantially vary from changes in the spot price of gasoil. This may be harmful to investors because if changes in the price of units vary substantially from changes in the spot price of gasoil, then investors may not be able to effectively use USGO as a way to hedge the risk of losses in their gasoil-related transactions or as a way to indirectly invest in gasoil.

Risks Specific to UNGD

Investing in Natural Gas Interests subjects UNGD to the risks of the natural gas industry and this could result in large fluctuations in the price of UNGD’s units.

is subject to the risks and hazards of the natural gas industry because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas industry may cause the price of natural gas to widely fluctuate. If the changes in percentage terms of UNGD’s units accurately track two times the inverse changes in percentage terms of the Benchmark Futures Contract, then the price of its units may also fluctuate. The exploration for, and production of, natural gas is an uncertain process with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	Unexpected drilling conditions;
•	Pressure or irregularities in formations;
•	Equipment failures or repairs;
•	Fires or other accidents;
•	Adverse weather conditions;
•	Pipeline ruptures or spills or other supply disruptions;
•	Environmental regulations; and
•	Shortages or delays in the availability of drilling rigs and the delivery of equipment.
45

Natural gas transmission, distribution, gathering, and processing activities involve numerous risks that may affect the price of natural gas.

There are a variety of hazards inherent in natural gas transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of natural gas, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of natural gas. To the extent these hazards limit the supply or delivery of natural gas, natural gas prices will increase.

The price of natural gas may fluctuate on a seasonal and quarterly basis and this would result in fluctuations in the price of UNGD’s units.

Natural gas prices fluctuate seasonally. For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant.

Natural gas transmission and storage operations are subject to government regulations and rate proceedings which could have an impact on the price of natural gas.

Natural gas transmission and storage operations in North America are subject to regulation and oversight by the Federal Energy Regulatory Commission, various state regulatory agencies, and Canadian regulatory authorities. These regulatory bodies have the authority to effect rate settlements on natural gas storage, transmission and distribution services. As a consequence, the price of natural gas may be affected by a change in the rate settlements effected by one or more of these regulatory bodies.

The price of UNGD’s units may be influenced by factors such as the short-term supply and demand for natural gas and the short-term supply and demand for UNGD’s units. This may cause the units to trade at a price that is above or below UNGD’s per unit NAV. Accordingly, changes in the price of units may substantially vary from the changes in the price of natural gas. If this variation occurs, then investors may not be able to effectively use UNGD as a way to hedge against natural gas-related gains or as a way to indirectly take short positions in natural gas.

While it is expected that the trading prices of the units will fluctuate in accordance with changes in UNGD’s per unit NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for natural gas and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, UNGD’s per unit NAV. This could cause changes in the price of the units to substantially vary from changes in the price of natural gas. This may be harmful to investors because if changes in the price of units vary substantially from changes in the price of natural gas, then investors may not be able to effectively use UNGD as a way to hedge against gains in their natural gas-related transactions or as a way to indirectly take short positions in natural gas.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although each of the Trust Series may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, none of the Trust Series is currently a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

None of the Trust Series’ units have begun trading as of the date of the filing of this annual report on Form 10-K.

Dividends

None of the Trust Series intends to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

None of the Trust Series will purchase units directly from its unitholders.

Item 6.	Selected Financial Data.

Financial Highlights for UAC (for the years ended December 31, 2012 and 2011)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011*
Total assets	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$–	$–
Net income (loss)	$–	$–
Weighted-average units	–	–
Net income (loss) per unit	$–	$–
Net income (loss) per weighted average unit	$–	$–
Cash and cash equivalents at end of year	$1	$1

* The inception of UAC was September 8, 2011.

Financial Highlights for USSF (for the years ended December 31, 2012 and 2011)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011*
Total assets	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$–	$–
Net income (loss)	$–	$–
Weighted-average units	–	–
Net income (loss) per unit	$–	$–
Net income (loss) per weighted average unit	$–	$–
Cash and cash equivalents at end of year	$1	$1

* The inception of USSF was September 8, 2011.

Financial Highlights for USGO (for the years ended December 31, 2012 and 2011)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011*
Total assets	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$–	$–
Net income (loss)	$–	$–
Weighted-average units	–	–
Net income (loss) per unit	$–	$–
Net income (loss) per weighted average unit	$–	$–
Cash and cash equivalents at end of year	$1	$1

* The inception of USGO was September 8, 2011.

Financial Highlights for UNGD (for the years ended December 31, 2012 and 2011)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011*
Total assets	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$–	$–
Net income (loss)	$–	$–
Weighted-average units	–	–
Net income (loss) per unit	$–	$–
Net income (loss) per weighted average unit	$–	$–
Cash and cash equivalents at end of year	$1	$1

* The inception of UNGD was September 8, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO) and the United States Natural Gas Double Inverse Fund (“UNGD”); UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series” throughout this annual report on Form 10-K. Each Trust Series is a commodity pool which intends to issue units (“units”) that may be purchased and sold on the NYSE Arca, Inc., (the “NYSE Arca”). As of the date of filing of this annual report on Form 10-K, no units of any Trust Series have been publicly offered. The Trust and each Trust Series operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless otherwise specified, all references will be to the Trust Series.

United States Asian Commodities Basket Fund

UAC will invest in futures contracts for commodities that are currently traded on the Chicago Mercantile Exchange (“CME”), the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”), the ICE Futures US (“ICE US”), the ICE Futures Canada (“ICE Canada”), the ICE Futures Europe (“ICE Europe”), the London Mercantile Exchange (“LME”), the Tokyo Commodity Exchange (“TOCOM”), the Dubai Mercantile Exchange (“DME”) and the Bursa Malaysia (“Malaysia”) (collectively, “Futures Contracts”, and CME, CBOT, NYMEX, COMEX, ICE US, ICE Canada, ICE Europe, LME, TOCOM, DME and Malaysia are collectively referred to herein as “Futures Exchanges”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other Asian commodities-related investments such as exchange-listed cash-settled options on Asian Futures Contracts, forward contracts for Asian commodities, cleared swap contracts, and other non exchange traded (“over-the-counter”) transactions that are based on the price of Asian commodities, and indices based on the Futures Contracts (collectively “Other Asian Commodities-Related Investments.”). Market conditions that USCF currently anticipates could cause UAC to invest in Other Asian Commodity-Related Investments would be those allowing UAC to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Asian Commodity-Related Investments are collectively referred to as “Asian Commodity Interests” in this annual report on Form 10-K.

The investment objective of UAC will be for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of a basket of Futures Contracts, each of which tracks one of the Asian Benchmark Commodities (the “Asian Futures Basket”), less UAC’s expenses. The Asian Benchmark Commodities are commodities elected by USCF that are of importance to Asian economies, including the three major Asian economies of China, Japan and India. The Asian Futures Contracts designated for inclusion in the Asian Futures Basket will be selected by USCF, and are referred to as the “Asian Benchmark Futures Contracts.” It is not the intent of UAC to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of any particular commodity or any particular Asian Benchmark Futures Contract. It is not the intent of UAC to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of the Asian Futures Basket as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on returns of any portfolio of Asian Futures Contracts.

UAC will seek to achieve its investment objective by investing in Asian Futures Contracts and Other Asian Commodity-Related Investments such that daily changes in its per unit NAV closely track the daily changes in percentage terms of the price of a basket of Asian Futures Contracts. After fulfilling the margin and collateral requirements with respect to its Asian Commodity Interests, USCF will invest the remainder of UAC’s proceeds from the sale of units in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

United States Sugar Fund

The investment objective of USSF is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the world price of sugar, as measured by the changes in the daily price of the futures contract on sugar #11 traded on the ICE US (the “Sugar Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSF’s expenses. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of sugar or any particular futures contract based on sugar. It is not the intent of USSF to be operated in a fashion such that its per unti NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts. USSF may invest in interests other than the Sugar Benchmark Futures Contract to comply with accountability levels and position limits.

USSF seeks to achieve its investment objective by primarily investing in futures contracts for sugar that are traded on the ICE US (formerly the New York Board of Trade), the NYMEX, or other U.S. and foreign exchanges (collectively, “Sugar Futures Contracts”) and other sugar-related investments such as cash-settled options on Futures Contracts, forward contracts for sugar, cleared swap contracts, and over-the-counter transactions that are based on the price of sugar, Sugar Futures Contracts and indices based on the foregoing (collectively, “Other Sugar-Related Investments”). Sugar Futures Contracts and Other Sugar-Related Investments are collectively referred to as “Sugar Interests” in this annual report on Form 10-K. USCF is authorized by USSF in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

USSF will invest in Sugar Interests, to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Sugar Futures Contracts and Other Sugar-Related Investments. The primary focus of USCF will be the investment in Sugar Futures Contracts and the management of USSF’s investments Treasuries, cash and cash equivalents for margining purposes and as collateral.

United States Gasoil Fund

The investment objective of USGO is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the price of gasoil, as measured by the changes in the price of the futures contract on gasoil traded on the ICE Europe (the “Gasoil Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USGO’s expenses. It is not the intent of USGO to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of gasoil or any particular futures contract based on gasoil, heating oil or diesel. It is not the intent of USGO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that it is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts. USGO may invest in interests other than the Gasoil Benchmark Futures Contract, if needed, to comply with accountability levels and positions limits if imposed.

USGO seeks to achieve its investment objective by primarily investing in investments in futures contracts for gasoil, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the ICE Europe (collectively, “Gasoil Futures Contracts”) and other gasoil-related investments such as cash-settled options on Gasoil Futures Contracts, forward contracts for gasoil, cleared swap contracts, and over-the-counter transactions that are based on the price of gasoil, crude oil and other petroleum-based fuels, Gasoil Futures Contracts and indices based on the foregoing (collectively, “Other Gasoil-Related Investments”). Gasoil Futures Contracts and Other Gasoil-Related Investments are collectively referred to as “Gasoil Interests” in this annual report on Form 10-K. USCF is authorized by USGO in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

USGO will invest in Gasoil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Gasoil Futures Contracts and Other Gasoil-Related Investments. The primary focus of USCF will be the investment in Gasoil Futures Contracts and the management of USGO’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

United States Natural Gas Double Inverse Fund

The investment objective of UNGD (before fees and expenses) is to reflect two times (200%) the inverse daily percentage change in the price of the natural gas futures contract traded on the NYMEX (the “Natural Gas Benchmark Futures Contract”), less UNGD’s expenses. The Natural Gas Benchmark Futures Contract is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the Natural Gas Benchmark Futures Contract will be the next month contract to expire. It is not the intent of UNGD to be operated in a fashion such that its per unit NAV will equal, in dollar terms, two times the inverse of the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNGD to be operated in a fashion such that its per unit NAV will inversely reflect two times the change in the percentage terms of the Natural Gas Benchmark Futures Contract, or the spot price, measured over any time period greater than one day. USCF does not believe that it is an achievable goal because mathematical compounding prevents UNGD from achieving such results.

UNGD seeks to achieve its investment objective by primarily investing in futures contracts for natural gas that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures (formerly, the International Petroleum Exchange) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Natural Gas Futures Contracts and Other Natural Gas-Related Investments are collectively referred to as “Natural Gas Interests” in this annual report on Form 10-K. USCF is authorized by UNGD in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

UNGD will invest in Natural Gas Interests, to the fullest extent possible, up to approximately two times leveraged inverse exposure without limiting its ability to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. The primary focus of USCF will be the investment in Futures Contracts and the management of UNGD’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

Regulation of Commodity Interests

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust Series are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

Each Trust Series’ NAV will be calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ Administrator will use the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

In connection with the execution of the Trust Agreement on September 8, 2011, USCF contributed $1,000 for each of UAC, USSF, USGO and UNGD to the Trust upon its formation on September 8, 2011, representing an initial contribution of capital to the Trust. Following the designation of UAC as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to UAC and $1,000 was transferred from the Trust to each of USSF, USGO and UNGD and deemed an initial contribution for each of UAC, USSF, USGO and UNGD. In connection with the commencement of UAC’s, USSF’s, USGO’s and UNGD’s initial offering of units, USCF will receive 40 Sponsor Units of each of UAC, USSF, USGO and UNGD in exchange for the previously received capital contribution, representing a beneficial ownership interest in UAC, USSF, USGO and UNGD.

On February 14, 2013, UAC received a notice of effectiveness from the SEC for its registration of 20,000,000 units on Form S-1 with the SEC, however, as of the date of the filing of this annual report on Form 10-K, UAC has not commenced operations. As of the date of the filing of this annual report on Form 10-K, USSF, USGO and UNGD have not been declared effective by the applicable regulatory agencies.

During the year ended December 31, 2012, none of the Trust Series had commenced investment activities nor issued units.  In addition, none of the Trust Series’ purchased or owned any Applicable Benchmark Futures Contracts or Other Related Investments during the year ended December 31, 2012, nor were there any receipts or disbursements of cash from each Trust Series during this reporting period.  Also, none of the Trust Series’ received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

Expenses incurred during the year ended December 31, 2012 in connection with organizing the Trust Series and the initial offering costs of the units were borne by USCF, and will not be subject to reimbursement by a Trust Series.

Portfolio Expenses. Each Trust Series’ expenses will consist of investment management fees, brokerage fees and commissions, certain offering costs and expenses relating to tax accounting and reporting requirements.  The management fee that each Trust Series will pay to USCF will be calculated as a percentage of the total net assets of each Trust Series.  UAC will pay USCF a management fee of 0.90% of its average net assets. The fee will be accrued daily and paid monthly.  Each of USSF, USGO and UNGD will pay USCF a management fee of 0.75% of its average net assets. The fee will be accrued daily and paid monthly.

In addition to the management fee, each Trust Series will pay all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.

Each Trust Series will incur commissions to brokers for the purchase and sale of Applicable Benchmark Futures Contracts, Other Related Investments or Treasuries.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which will be borne by the USCF, will be paid by such Trust Series.

Dividend and Interest Income.  Each Trust Series will seek to invest its assets such that it holds the Applicable Benchmark Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments will not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series will retain an amount that is approximately equal to its total net assets, which each Trust Series will invest in Treasuries, cash and/or cash equivalents. This will include both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents will earn income that accrues on a daily basis.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of the applicable Commodity Interests, which are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which will be used by each Trust Series for its Applicable Benchmark Futures Contracts will be provided by its commodity broker who uses market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series will estimate interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates will be adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. It is anticipated that each Trust Series will meet its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming units, providing margin deposits for its existing Applicable Benchmark Futures Contracts or the purchase of additional Applicable Benchmark Futures Contracts and posting collateral for its over-the-counter Applicable Commodity Interests, respectively, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series will generate cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series will allocate substantially all of its net assets to trading in Applicable Interests. Each Trust Series will invest in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV will be held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets will be held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses will be paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Following the initial offering of units, each Trust Series will be responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF will be responsible for expenses relating to the fees of the Trust Series’ Marketing Agent, Administrator and Custodian and offering expenses relating to the initial offering of units of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

Market Risk

Trading in Applicable Interests such as the Applicable Benchmark Futures Contracts will involve each Trust Series entering into contractual commitments to purchase or sell specified amounts of commodities at a specified date in the future. The aggregate market value of the contracts may significantly exceed each Trust Series’ future cash requirements since each Trust Series intends to close out its open positions prior to settlement. As a result, each Trust Series will generally be only subject to the risk of loss arising from the change in value of the contracts. Each Trust Series will consider the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with each Trust Series’ commitments to purchase a specific commodity will be limited to the aggregate market value of the contracts held.

Each Trust Series’ exposure to market risk depends on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Applicable Interest markets and the relationships among the contracts held by each such Trust Series. The limited experience that each Trust Series has had in utilizing its model to trade in Applicable Interests in a manner intended to track the changes in the Applicable Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an over-the-counter contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to a Trust Series in such circumstances.

USCF will attempt to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series will generally post margin and/or hold liquid assets that are approximately equal to the market value of its obligations to counterparties under the Applicable Futures Contracts and Other Related Investments it will hold. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, will be required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2012, each of UAC, USSF, USGO and UNGD held cash deposits in the amount of $1,000 each.

Off Balance Sheet Financing

As of December 31, 2012, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2012 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units called “Redemption Baskets.” Each Trust Series will satisfy this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. Authorized Purchasers will pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations will be with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. UAC will be contractually obligated to pay USCF a fee, which will be paid monthly, equal to 0.90% per annum of average daily total net assets. Each of USSF, USGO and UNGD will be contractually obligated to pay USCF a fee, which will be paid monthly, equal to 0.75% per annum of average daily total net assets. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible will include:

•	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;

•	expenses incurred in connection with registering additional units of each Trust Series or offering units of each Trust Series after the time any units of each Trust Series have begun trading on the NYSE Arca;

•	the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to unitholders required by applicable U.S. federal and state regulatory authorities;

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of units;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto;

•	fees and expenses of the independent directors of USCF; and

•	extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the units and the legal, printing, accounting and other expenses associated with such registration, each Trust Series will be responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its units after the initial offering of units.

Each Trust Series will pay its own brokerage and other transaction costs. Each Trust Series will pay fees to FCMs in connection with its transactions in Futures Contracts. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as each Trust Series’ NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of a Trust Series’ existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

For a list of each of UAC’s, USSF’s, USGO’s and UNGD’s future holdings, please see UAC’s website at www.unitedstatesasiancommoditiesbasketfund.com, USSF’s website at www.unitedstatessugarfund.com, USGO’s website at www.unitedstatesgasoilfund.com and UNGD’s website at www.unitedstatesnaturalgasdoubleinversefund.com.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, a Trust Series may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Swap transactions, like other financial transactions, involves a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset a Trust Series’ obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty if the counterparty is unable to meet its obligations to the Trust Series due to the occurrence of a specified event, such as the insolvency of the counterparty.

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of a Trust Series only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the year ended December 31, 2012, none of the Trust Series had commenced operations. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

Each Trust Series anticipates that the use of Other Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Applicable Futures Contracts, which may impact a Trust Series’ ability to successfully track its Applicable Benchmark Futures Contracts.

Item 8.	Financial Statements and Supplementary Data.

United States Commodity Funds Trust I

Report of Independent Registered Public Accounting Firm

To the Sponsor of

United States Commodity Funds Trust I

We have audited the accompanying statements of financial condition of the United States Commodity Funds Trust I (the “Trust”), the United States Asian Commodities Basket Fund, the United States Sugar Fund, the United States Gasoil Fund and the United States Natural Gas Double Inverse Fund (collectively, the “Series”), in total and for the Series as of December 31, 2012 and 2011, including the related statements of operations, changes in capital and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Funds Trust I, the United States Asian Commodities Basket Fund, the United States Sugar Fund, the United States Gasoil Fund and the United States Natural Gas Double Inverse Fund as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. .

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

May 10, 2013

United States Commodity Funds Trust I

Statements of Financial Condition

At December 31, 2012 and 2011

United States Asian Commodities Basket Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Financial Condition

At December 31, 2012 and 2011

United States Sugar Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Financial Condition

At December 31, 2012 and 2011

United States Gasoil Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Financial Condition

At December31, 2012 and 2011

United States Natural Gas Double Inverse Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Financial Condition

At December 31, 2012 and 2011

United States Commodity Funds Trust I

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$4,000	$4,000

Total assets	$4,000	$4,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$4,000	$4,000
Unitholders	–	–
Total Capital	4,000	4,000

Total capital	$4,000	$4,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Operations

For the years ended December 31, 2012 and 2011

United States Asian Commodities Basket Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Asian Commodities Basket Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Operations

For the years ended December 31, 2012 and 2011

United States Sugar Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Sugar Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Operations

For the years ended December 31, 2012 and 2011

United States Gasoil Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Gasoil Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Operations

For the years ended December 31, 2012 and 2011

United States Natural Gas Double Inverse Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Natural Gas Double Inverse Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Operations

For the years ended December 31, 2012 and 2011

United States Commodity Funds Trust I

	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Changes in Capital

For the years ended December 31, 2012 and 2011

United States Asian Commodities Basket Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2010	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2012	$1,000	$–	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Changes in Capital

For the years ended December 31, 2012 and 2011

United States Sugar Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2010	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2012	$1,000	$–	$1,000

*The United States Sugar Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Changes in Capital

For the years ended December 31, 2012 and 2011

United States Gasoil Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2010	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2012	$1,000	$–	$1,000

*The United States Gasoil Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Changes in Capital

For the years ended December 31, 2012 and 2011

United States Natural Gas Double Inverse Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2010	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2012	$1,000	$–	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Changes in Capital

For the years ended December 31, 2012 and 2011

United States Commodity Funds Trust I

	Sponsor	Unitholders	Total

Balances, at December 31, 2010	$–	$–	$–
Initial contribution of capital	4,000	–	4,000
Transfer of interest from Trust to each Trust Series (Note 3)	(4,000)	–	(4,000)
Receipt of transfer of interest by each Trust Series (Note 3)	4,000	–	4,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	4,000	–	4,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2012	$4,000	$–	$4,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

United States Asian Commodities Basket Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	1,000
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	–	1,000

Cash and Cash Equivalents, beginning of year	1,000	–
Cash and Cash Equivalents, end of year	$1,000	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

United States Sugar Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	1,000
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	–	1,000

Cash and Cash Equivalents, beginning of year	1,000	–
Cash and Cash Equivalents, end of year	$1,000	$1,000

*The United States Sugar Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

United States Gasoil Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	1,000
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	–	1,000

Cash and Cash Equivalents, beginning of year	1,000	–
Cash and Cash Equivalents, end of year	$1,000	$1,000

*The United States Gasoil Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

United States Natural Gas Double Inverse Fund*

	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	1,000
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	–	1,000

Cash and Cash Equivalents, beginning of year	1,000	–
Cash and Cash Equivalents, end of year	$1,000	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of December 31, 2012.

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

United States Commodity Funds Trust I

	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	4,000
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	4,000

Net Increase (Decrease) in Cash and Cash Equivalents	–	4,000

Cash and Cash Equivalents, beginning of year	4,000	–
Cash and Cash Equivalents, end of year	$4,000	$4,000

See accompanying notes to financial statements.

United States Commodity Funds Trust I

Notes to Financial Statements

For the years ended December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO) and the United States Natural Gas Double Inverse Fund (“UNGD”); UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series” throughout this annual report on Form 10-K. Each Trust Series is a commodity pool which intends to issue units (“units”) that may be purchased and sold on the NYSE Arca, Inc., (the “NYSE Arca”). As of the date of filing of this annual report on Form 10-K, no units of any Trust Series have been publicly offered. The Trust and each Trust Series operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless otherwise specified, all references will be to the Trust Series.

USCF has the power and authority to establish and designate one or more series and to issue units thereof, from time to time as it deems necessary or desirable. USCF has exclusive power to fix and determine the relative rights and preferences as between the units of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Trust Series will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Separate and distinct records must be maintained for each Trust Series and the assets associated with a Trust Series must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Trust Series. Each Trust Series is separate from all other Trust Series created as series of the Trust in respect of the assets and liabilities allocated to that Trust Series and represents a separate investment portfolio of the Trust.

The sole Trustee of the Trust is Wilmington Trust, National Association (the “Trustee”), a Delaware banking corporation. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of units and the management of the Trust are limited to its express obligations under the Trust Agreement.

USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The Trust and each Trust Series have a fiscal year ending on December 31.

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of USSF, UNGD and USGO, each a series of the Trust, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this annual report on Form 10-K, UAC has not been made available to the public.

Each Trust Series will issue units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket will be based upon the net asset value (“NAV”) of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers will pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 units. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. Each Trust Series will earn interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, each Trust Series will earn income on funds held at the custodian and/or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

The Trust Series will not be subject to federal income taxes; each investor will report his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series will be required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series will file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series will be subject to income tax return examinations by major taxing authorities for years before 2011 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012 for any Trust Series, as no Trust Series has commenced operations as of the time of the filing of this annual report on Form 10-K.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the unitholders of each Trust Series in proportion to the number of units each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

Each Trust Series will receive or pay the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in each Trust Series’ statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption will be reflected as payable for units redeemed.

Calculation of Net Asset Value Per Unit

Each Trust Series’ per unit NAV will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. Each Trust Series will use the closing prices on the relevant Futures Exchanges (as defined in Note 3) of the Benchmark Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but will calculate or determine the value of all other Trust Series’ investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding will be computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units will be equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. As of December 31, 2012, USCF held a capital contribution of $1,000 each and expects to receive 40 sponsor units per Trust Series upon the commencement of operations of the Trust Series.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by the Trust Series. These costs will include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.  As of the date of the filing of this annual report on Form 10-K, all costs have been borne by USCF, since no Fund in the Trust has commenced operations.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of six months or less.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

In connection with the execution of the Trust Agreement on September 8, 2011, USCF contributed $1,000 for each of UAC, USSF, USGO and UNGD to the Trust upon its formation on September 8, 2011, representing an initial contribution of capital to the Trust. Following the designation of UAC as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to UAC and $1,000 was transferred from the Trust to each of USSF, USGO and UNGD and deemed an initial contribution for each of UAC, USSF, USGO and UNGD. In connection with the commencement of USSF’s, USGO’s and UNGD’s initial offering of units, USCF expects to receive 40 Sponsor Units of each of UAC, USSF, USGO and UNGD in exchange for the previously received capital contribution, representing a beneficial ownership interest in UAC, USSF, USGO and UNGD.

On February 14, 2013, UAC received a notice of effectiveness from the SEC for its registration of 20,000,000 units on Form S-1 with the SEC, however, as of the date of the filing of this annual report on Form 10-K, UAC has not commenced operations. As of the date of the filing of this annual report on Form 10-K, USSF, USGO and UNGD have not been declared effective by the applicable regulatory agencies.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the unitholders.

UAC’s Investment Objective

UAC invests in futures contracts for commodities that are currently traded on the Chicago Mercantile Exchange (“CME”), the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”), the ICE Futures US (“ICE US”), the ICE Futures Canada (“ICE Canada”), the ICE Futures Europe (“ICE Europe”), the London Mercantile Exchange (“LME”), the Tokyo Commodity Exchange (“TOCOM”), the Dubai Mercantile Exchange (“DME”) and the Bursa Malaysia (“Malaysia”) (collectively, “Futures Contracts”, and CME, CBOT, NYMEX, COMEX, ICE US, ICE Canada, ICE Europe, LME, TOCOM, DME and Malaysia are collectively referred to herein as “Futures Exchanges”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other Asian commodities-related investments such as exchange-listed cash-settled options on Asian Futures Contracts, forward contracts for Asian commodities, cleared swap contracts, and other non exchange traded (“over-the-counter”) transactions that are based on the price of Asian commodities, and indices based on the Asian Futures Contracts (collectively “Other Asian Commodities-Related Investments.”).

The investment objective of UAC will be for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the price of a basket of Asian Futures Contracts, each of which tracks one of the Asian Benchmark Commodities (the “Asian Futures Basket”), less UAC’s expenses. The Asian Benchmark Commodities are commodities elected by USCF that are of importance to Asian economies, including the three major Asian economies of China, Japan and India. The Asian Futures Contracts designated for inclusion in the Asian Futures Basket will be selected by USCF, and are referred to as the “Asian Benchmark Futures Contracts.” It is not the intent of UAC to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of any particular commodity or any particular Asian Benchmark Futures Contract. It is not the intent of UAC to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of the Asian Futures Basket as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on returns of any portfolio of Asian Futures Contracts.

USSF’s Investment Objective

USSF invests in futures contracts for sugar that are traded on the ICE US (formerly the New York Board of Trade), the NYMEX, or other U.S. and foreign exchanges (collectively, “Sugar Futures Contracts”) and other sugar-related investments such as cash-settled options on Sugar Futures Contracts, forward contracts for sugar, cleared swap contracts, and over-the-counter transactions that are based on the price of sugar, Sugar Futures Contracts and indices based on the foregoing (collectively, “Other Sugar-Related Investments”). USCF is authorized by USSF in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

The investment objective of USSF is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the world price of sugar, as measured by the changes in the daily price of the futures contract on sugar #11 traded on the ICE US (the “Sugar Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSF’s expenses. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of sugar or any particular futures contract based on sugar. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts.

USGO’s Investment Objective

USGO invests in futures contracts for gasoil, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the ICE Europe (collectively, “Gasoil Futures Contracts”) and other gasoil-related investments such as cash-settled options on Gasoil Futures Contracts, forward contracts for gasoil, cleared swap contracts, and over-the-counter transactions that are based on the price of gasoil, crude oil and other petroleum-based fuels, Gasoil Futures Contracts and indices based on the foregoing (collectively, “Other Gasoil-Related Investments”). USCF is authorized by USGO in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

The investment objective of USGO is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the price of gasoil, as measured by the changes in the price of the futures contract on gasoil traded on the ICE Europe (the “Gasoil Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USGO’s expenses. It is not the intent of USGO to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of gasoil or any particular futures contract based on gasoil, heating oil or diesel. It is not the intent of USGO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that it is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts.

UNGD’s Investment Objective

UNGD invests in futures contracts for natural gas that are traded on the NYMEX, the ICE Europe (formerly, the International Petroleum Exchange) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). USCF is authorized by UNGD in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

The investment objective of UNGD (before fees and expenses) is to reflect two times (200%) the inverse daily percentage change in the price of the natural gas futures contract traded on the NYMEX (the “Natural Gas Benchmark Futures Contract”), less UNGD’s expenses. The Natural Gas Benchmark Futures Contract is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the Natural Gas Benchmark Futures Contract will be the next month contract to expire. It is not the intent of UNGD to be operated in a fashion such that its per unit NAV will equal, in dollar terms, two times the inverse of the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNGD to be operated in a fashion such that its per unit NAV will inversely reflect two times the change in the percentage terms of the Natural Gas Benchmark Futures Contract, or the spot price, measured over any time period greater than one day. USCF does not believe that it is an achievable goal because mathematical compounding prevents UNGD from achieving such results.

As of December 31, 2012, none of the Trust Series held Futures Contracts on the Futures Exchanges as none of the Trust Series have commenced operations.

Other Defined Terms – Trust Series

Asian Benchmark Futures Contracts, Sugar Benchmark Futures Contracts, Gasoil Benchmark Futures Contracts and Natural Gas Benchmark Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Benchmark Futures Contracts.” Asian Futures Contracts, Sugar Futures Contracts, Gasoil Futures Contracts and Natural Gas Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Futures Contracts.”

Other Asian Commodity-Related Investments, Other Sugar-Related Investments, Other Gasoil-Related Interests and Other Natural Gas-Related Investments are referred to throughout this annual report on Form 10-K collectively as “Other Related Investments.”

NOTE 4 - FEES PAID BY UAC AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF will be responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, UAC will be contractually obligated to pay USCF a fee, which will be paid monthly, equal to 0.90% per annum of average daily total net assets. Each of USSF, USGO and UNGD will be contractually obligated to pay USCF a fee, which will be paid monthly, equal to 0.75% per annum of average daily total net assets.

Trustee Fee

In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2012 and 2011, none of the Trust Series’ incurred registration fees or other offering expenses as none of the Trust Series have commenced operations.

Directors’ Fees and Expenses

Each Trust Series will be responsible for paying its portion of the directors’ and officers’ liability insurance for the Trust Series and the Related Public Funds. In addition, each Trust Series will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of each Trust Series and the Related Public Funds. Each Trust Series will share the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which will be borne by USCF, will be paid by each Trust Series.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series will pay all brokerage fees and other expenses in connection with the operation of each Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below.

NOTE 5 - CONTRACTS AND AGREEMENTS

USCF and the Trust, on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of January 1, 2013, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. The fee of the Marketing Agent, which will be borne by USCF, will be equal to 0.06% on each Trust Series’ average net assets up to $3 billion and 0.04% on each Trust Series’ average net assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USCF and the Trust, on its own behalf and on behalf of each Trust Series, are party to a custodian agreement, dated as of June 26, 2012, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. will hold investments on behalf of each Trust Series. USCF will pay the fees of the custodian, which will be determined by the parties from time to time. In addition, USCF and the Trust, on its own behalf and on behalf of each Trust Series, are party to an administrative agency agreement, dated as of June 26, 2012, as amended from time to time, with BBH&Co., whereby BBH&Co. will act as the administrative agent, transfer agent and registrar for each Trust Series. USCF will also pay the fees of BBH&Co. for its services under such agreement and such fees will be determined by the parties from time to time.

USCF will pay BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF will pay BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of each Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for each Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once each Trust Series and the Related Public Funds’ combined assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF will also pay transaction fees ranging from $7 to $15 per transaction.

Each Trust Series and the futures commission merchant, UBS USA, LLC (“UBS”) have entered into an Institutional Futures Client Account Agreement. This agreement allows UBS to provide services to each Trust Series in connection with the purchase and sale of the applicable Futures Interests that may be purchased or sold by or through UBS for each Trust Series’ account. Each Trust Series will pay the futures commission merchant fees.

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each Trust intends to engage in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). As such, Each Trust Series will be exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

Each Trust Series may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Trust Series will have in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

Initially, all of the Futures Contracts held by each Trust Series are expected to be exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Each Trust Series will also incur credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series will bear the risk of financial failure by the clearing broker.

Each Trust Series’ cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of a Trust Series’ assets posted with that futures commission merchant; however, the majority of each Trust Series’ assets will be held in Treasuries, cash and/or cash equivalents with the Trust Series’ custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of the Trust Series’ custodian, however, could result in a substantial loss of each Trust Series’ assets.

USCF intends to invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. Each Trust Series may hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances will be swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2012 and 2011, each Trust Series held cash deposits in the amounts of $1,000 and $1,000, respectively.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, each Trust Series will exposed to market risk equal to the value of the Applicable Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, each Trust Series pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

The Trust Series’ policy will be to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series or USCF have a policy of requiring review of the credit standing of each broker or counterparty with which they conduct business.

The financial instruments that will be held by each Trust Series will be reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 - FINANCIAL HIGHLIGHTS

As none of the Trust Series’ had commenced operations as of December 31, 2012, information related to the per unit performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2012 and 2011 has not been presented.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

As none of the Trust Series’ had commenced operations as of December 31, 2012, information related to the summarized (unaudited) quarterly financial information regarding the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011 has not been presented.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and each Trust Series will value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and each Trust Series (observable inputs) and (2) the Trust’s and each Trust Series’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The Trust and each Trust Series intend to adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. USCF is currently evaluating the impact ASU No. 2011-11 will have on the Trust’s and Trust Series’ financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series will maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Trust Series’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust and each Trust Series will be responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s and each Trust Series’ internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or any Trust Series’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or any Trust Series’ internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, the Trust and each Trust Series will publish account statements for the Trust Series’ unitholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value each month following each Trust Series’ commencement of operations. The account statements will be furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.unitedstatesasiancommoditiesbasketfund.com, www.unitedstatessugarfund.com, www.unitedstatesgasoilfund.com and www.unitedstatesnaturalgasdoubleinversefund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

United States Commodity Funds LLC

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF. Neither the Trust nor the Trust Series have executive officers. The Trust’s and each Trust Series’ affairs will generally be managed by USCF. The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940. From August 1995 to January 2013, Mr. Gerber was the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2012, had $126,879,540 in assets. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 50 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006 and Treasurer since February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USCI, CPER, USAG and USMI and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund from June 1995 to January 2013 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund from August 2004 to January 2013 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 48 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF from June 9, 2005 to February 23, 2012. Mr. Ngim has acted as Portfolio Manager for USCI, CPER, USAG and USMI since January 31, 2013. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of USCI, CPER, USAG and CPER and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director from January 1999 to January 2013 and co-portfolio manager of Ameristock Corporation from January 2000 to January 2013, Trustee of the Ameristock ETF Trust from February 2007 to June 2008, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 52 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry.

The following individuals provide significant services to the Trust Series but are employed by USCF.

John P. Love, CFA has acted as a Portfolio Manager since the launch of USOF in 2006 and is currently the Portfolio Manager for USNG, UGA, USDHO and US12NG. Effective March 1, 2010, Mr. Love became the Senior Portfolio Manager for the USCF funds and is expected to be the Portfolio Manager for USSF, UNGD, USGO and UAC, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 7 and a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love received his CFA designation in 2012. He is a member of the CFA Institute (formerly AIMR) and the CFA Society of Los Angeles. Mr. Love is a graduate of the University of Southern California. Mr. Love is 41 years old.

John T. Hyland, CFA is employed by USCF and has acted as the Chief Investment Officer for the USCF funds since January 2008. Mr. Hyland was Portfolio Manager for USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI and CPER beginning in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively. He will also be the Chief Investment Officer for USSF, UNGD, USGO, UAC and HARD upon the commencement of such funds’ operations. Since December 1, 2005, Mr. Hyland has been registered with the CFTC as an Associated Person of USCF and since January 17, 2006, he has been listed with the CFTC as a Principal of USCF. As part of his responsibilities for USCF and the Related Public Funds, Mr. Hyland oversees the day-to-day trading, helps set investment policies and oversees the Related Public Funds’ activities with their futures commission brokers, custodian-administrator and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his CFA designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 53 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER, USAG, USMI and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 55 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER, USAG, USMI and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis was a founder and Chairman of International Absorbents, Inc., a NYSE listed company and the parent company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis was also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. International Absorbents and Absorption Corp were sold to a private investment banking firm in May 2010. Mr. Ellis continues as a director of the privatized firm. Mr. Ellis was chairman and a founder of Polymer Solutions, Inc. from April 1986 to February 2004, a former publicly-held company that sold all of its assets to a senior coatings manufacturer effective February 3, 2004. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is founder and chairman of Lupaka Gold Corp. since November 2000, a Toronto Stock Exchange listed company developing a precious metal deposit in South America (from November 2000 to May 2010, Lupaka Gold Corp. was called Kcrok Enterprises Ltd.). Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 66 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER, USAG, USMI and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance with a minor in Economics from San Jose State University in California. Mr. Fobes is 48 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Wainwright Holdings, Inc., Margaret Johnson and Carolyn Yu. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in any of the Trust Series other than as described in Item 12 below. John Hyland will make trading and investment decisions for each of UAC, USSF, USGO and UNGD. John Love will execute trades on behalf of each of UAC, USSF, USGO and UNGD.  In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John Hyland is registered with the CFTC as a Swaps Associated Person of USCF.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted each Trust Series’ website. Any unitholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of each Trust Series are not compensated by such Trust Series, but instead by USCF, none of the Trust Series has a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of any Trust Series. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. There have not been any vacancies on USCF’s Board since the commencement of operations of USOF, the first fund launched by USCF in 2006; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each of the Trust Series has posted the text of the Corporate Governance Policy on its website at www.unitedstatesasiancommoditiesbasketfund.com, www.unitedstatessugarfund.com, www.unitedstatesgasoilfund.com and www.unitedstatesnaturalgasdoubleinversefund.com, respectively. Any unitholder of the Trust Series’ may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each Trust Series has posted the text of the Code of Ethics on its website at www.unitedstatesasiancommoditiesbasketfund.com, www.unitedstatessugarfund.com, www.unitedstatesgasoilfund.com and www.unitedstatesnaturalgasdoubleinversefund.com, respectively.  Any unitholder of the Trust Series’ may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each of the Trust Series intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of the Trust Series and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face the Trust Series and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by each Trust Series, including Futures Contracts or Other Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by each Trust Series. The policies, among other things, limit each Trust Series’ ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of Trust Series and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by the Trust Series and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on each Trust Series and the assets under management continue to increase, then a Trust Series may not be able to invest solely in the Applicable Benchmark Component Futures Contracts and may have to invest in over-the-counter swap contracts or Other Related Investments as it seeks to track its benchmark. Other Futures Contracts in which a Trust Series may invest may not track changes in the Applicable Index. Other Related Investments, including over-the-counter swap contracts, may also expose each Trust Series to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. The Trust Series and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose the Trust Series or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of each Trust Series’ investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of each of the Trust Series’ public disclosure, each Trust Series will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by a Trust Series, as applicable, of NYSE Arca corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2012 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. UAC will be contractually obligated to pay USCF a fee, which will be paid monthly, equal to 0.90% per annum of average daily total net assets. Each of USSF, USGO and UNGD will be contractually obligated to pay USCF a fee, which will be paid monthly, equal to 0.75% per annum of average daily total net assets.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2012 by the directors of USCF.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(2)	$101,000	NA	NA	NA	$0	$0	$101,000

(1)	Effective March 20, 2012, Robert L. Nguyen resigned as a Management Director of USCF.
(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of the Trust or each Trust Series, owns any units of the Trust or each Trust Series.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Each Trust Series has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between any Trust Series and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by any Trust Series with directors or executive officers of USCF or holders of beneficial interests in USCF or any Trust Series of more than 5%, will be subject to the provisions regarding “Fiduciary Duty” as set forth in Section 5.6 of the Trust Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2013, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to UAC by its independent auditors for the last fiscal year are as follows:

2012
Audit fees	$-
Audit-related fees	-
Tax fees	-
All other fees	-
$-

The fees for services billed to USSF by its independent auditors for the last fiscal year are as follows:

2012
Audit fees	$-
Audit-related fees	-
Tax fees	-
All other fees	-
$-

The fees for services billed to USGO by its independent auditors for the last fiscal year are as follows:

2012
Audit fees	$-
Audit-related fees	-
Tax fees	-
All other fees	-
$-

The fees for services billed to UNGD by its independent auditors for the last fiscal year are as follows:

2012
Audit fees	$-
Audit-related fees	-
Tax fees	-
All other fees	-
$-

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of each of the Trust’s and the Trust Series’ annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of the Trust’s and the Trust Series’ current reports on Form 8-K; (ii) the audit of the Trust’s and each Trust Series’ internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by the Trust’s and the Trust Series’ independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by the Trust Series’ independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 58.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the registrant.
3.2(5)	Amended and Restated Declaration of Trust and Trust Agreement (included as Appendix B to the prospectus).
3.3(2)	Fifth Amended and Restated Limited Liability Company Agreement of the Sponsor.
5.1(3)	Opinion of Counsel relating to the legality of the Units.
8.1(3)	Opinion of Counsel with respect to federal income tax consequences.
10.1(3)	Form of Authorized Purchaser Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(3)	Custodian Agreement.
10.4(3)	Administrative Agency Agreement.
14.1(6)	Code of Ethics.
23.1(4)	Consent of Counsel.
23.2(4)	Consent of independent registered public accounting firm.
31.1(6)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(6)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(6)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(7)	XBRL Instance Document.
101.SCH(7)	XBRL Taxonomy Extension Schema.
101.CAL(7)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(7)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Initial Registration Statement on Form S-1 (File No. 333-177036) filed on September 28, 2011.
(2)	Incorporated by reference to Registration Statement on Form S-3 filed for United States 12 Month Oil Fund, LP (File No. 333-176873) filed on September 16, 2011.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-177188) filed on June 18, 2012.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-177188) filed on February 13, 2013.
(5)	Incorporated by reference to Registrant’s Post-Effective Amendment Filing on Form S-1 (File No. 333-177188) filed April 12, 3013.
(6)	Filed herewith.
(7)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Commodity Funds Trust I (Registrant)
By: United States Commodity Funds LLC, as Sponsor

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: May 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	May 14, 2013
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	May 14, 2013
Howard Mah	United States Commodity Funds, LLC
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

