Form 10-Q
period 2013-03-31
United States Commodity Funds Trust I
filed 2013-05-15
CIK 1529505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-35818

UNITED STATES COMMODITY FUNDS TRUST I

(Exact name of registrant as specified in its charter)

Delaware	45-3326410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☐ No

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

☐ Yes    ☒  No

UNITED STATES COMMODITY FUNDS TRUST I

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Asian Commodities Basket Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Sugar Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Gasoil Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Natural Gas Double Inverse Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Commodity Funds Trust I

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$4,000	$4,000

Total assets	$4,000	$4,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$4,000	$4,000
Unitholders	–	–
Total Capital	4,000	4,000

Total capital	$4,000	$4,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Asian Commodities Basket Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Dividend income	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Asian Commodities Basket Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Sugar Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Dividend income	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Sugar Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Gasoil Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Dividend income	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Gasoil Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Natural Gas Double Inverse Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Dividend income	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

*The United States Natural Gas Double Inverse Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Commodity Funds Trust I

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Dividend income	–	–
Interest income	–	–
Other income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Other expenses	–	–

Total expenses	–	–

Net income (loss)	$–	$–

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Asian Commodities Basket Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at March 31, 2013	$1,000	$–	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Sugar Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at March 31, 2013	$1,000	$–	$1,000

*The United States Sugar Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

13

United States Commodity Funds Trust I

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Gasoil Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at March 31, 2013	$1,000	$–	$1,000

*The United States Gasoil Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Natural Gas Double Inverse Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at March 31, 2013	$1,000	$–	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

15

United States Commodity Funds Trust I

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Commodity Funds Trust I

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$4,000	$–	$4,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at March 31, 2013	$4,000	$–	$4,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Asian Commodities Basket Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Sugar Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Sugar Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Gasoil Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Gasoil Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Natural Gas Double Inverse Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Commodity Funds Trust I

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	4,000	4,000
Cash and Cash Equivalents, end of period	$4,000	$4,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Notes to Condensed Financial Statements

For the period ended March 31, 2013 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), the commodity pools intend to issue units (“units”) that may be purchased and sold on the NYSE Arca Inc., (the “NYSE Arca”). As of the date of the filing of this quarterly report on Form 10-Q, no units of any Trust Series have been publicly offered. The Trust Series are the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO”) and the United States Natural Gas Double Inverse Fund (“UNGD”). UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series”). Additional series may also be publicly offered in the future. Additional series of the Trust that will be separate commodity pools may be created in the future. The Trust and each Trust Series operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series.

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

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of USSF, UNGD and USGO, each a series of the Trust, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, USGO, UNGD and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this quarterly report on Form 10-Q, UAC has not been made available to the public.

Each Trust Series will issue units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket will be based upon the net asset value (“NAV”) of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each Trust Series will earn interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, each Trust Series will earn income on funds held at the custodian and/or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

The Trust Series will not be subject to federal income taxes; each investor will report his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series will be required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series will file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series will be subject to income tax return examinations by major taxing authorities for years before 2011 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2013 for any Trust Series as no Trust Series has commenced operations as of the date of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series will receive or pay the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in each Trust Series’ condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption will be reflected as payable for units redeemed.

Calculation of Net Asset Value Per Unit

Each Trust Series’ per unit NAV will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. Each Trust Series will use the closing prices on the relevant Futures Exchanges (as defined in Note 3) of the Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but will calculate or determine the value of all other Trust Series’ investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the per unit net asset value at the beginning of each period and at the end of each period. The weighted average number of units outstanding will be computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units will be equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. As of March 31, 2013, USCF held only an expected capital contribution of each of UAC, USSO, USGO and UNGD.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by the Trust Series. These costs will include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.  As of the date of the filing of this quarterly report on Form 10-Q, all costs have been borne by USCF, since no Fund in the Trust has commenced operations.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of six months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

In connection with the execution of the Trust Agreement on September 8, 2011, USCF contributed $1,000 for each of UAC, USSF, USGO and UNGD to the Trust upon its formation on September 8, 2011, representing an initial contribution of capital to the Trust. Following the designation of UAC as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to UAC and $1,000 was transferred from the Trust to each of USSF, USGO and UNGD and deemed an initial contribution for each of UAC, USSF, USGO and UNGD. In connection with the commencement of UAC’s, USSF’s, USGO’s and UNGD’s initial offering of units, USCF expects to receive 40 Sponsor Units of each of UAC, USSF, USGO and UNGD in exchange for the previously received capital contribution, representing a beneficial ownership interest in UAC, USSF, USGO and UNGD.

On February 14, 2013, UAC received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 20,000,000 units on Form S-1 with the SEC, however, as of the date of the filing of this quarterly report on Form 10-Q, UAC has not commenced operations. As of the date of the filing of this quarterly report on Form 10-Q, USSF, USGO and UNGD have not been declared effective by the applicable regulatory agencies.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the unitholders.

UAC’s Investment Objective

UAC will invest in futures contracts for commodities that are currently traded on the Chicago Mercantile Exchange (“CME”), the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”), the ICE Futures US (“ICE US”), the ICE Futures Canada (“ICE Canada”), the ICE Futures Europe (“ICE Europe”), the London Mercantile Exchange (“LME”), the Tokyo Commodity Exchange (“TOCOM”), the Dubai Mercantile Exchange (“DME”) and the Bursa Malaysia (“Malaysia”) (collectively, “Futures Contracts”, and CME, CBOT, NYMEX, COMEX, ICE US, ICE Canada, ICE Europe, LME, TOCOM, DME and Malaysia are collectively referred to herein as “Futures Exchanges”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other Asian commodities-related investments such as exchange-listed cash-settled options on Asian Futures Contracts, forward contracts for Asian commodities, cleared swap contracts, and other non exchange traded (“over-the-counter”) transactions that are based on the price of Asian commodities, and indices based on the Asian Futures Contracts (collectively “Other Asian Commodities-Related Investments”).

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

USSF’s Investment Objective

USSF will invest in futures contracts for sugar that are traded on ICE US (formerly the New York Board of Trade), the NYMEX, or other U.S. and foreign exchanges (collectively, “Sugar Futures Contracts”) and other sugar-related investments such as cash-settled options on Sugar Futures Contracts, forward contracts for sugar, cleared swap contracts, and over-the-counter transactions that are based on the price of sugar, Sugar Futures Contracts and indices based on the foregoing (collectively, “Other Sugar-Related Investments”). USCF is authorized by USSF in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

The investment objective of USSF is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the world price of sugar, as measured by the changes in the daily price of the futures contract on sugar #11 traded on ICE US (the “Sugar Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSF’s expenses. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of sugar or any particular futures contract based on sugar. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts.

USGO’s Investment Objective

USGO will invest in futures contracts for gasoil, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the ICE Europe (collectively, “Gasoil Futures Contracts”) and other gasoil-related investments such as cash-settled options on Gasoil Futures Contracts, forward contracts for gasoil, cleared swap contracts, and over-the-counter transactions that are based on the price of gasoil, crude oil and other petroleum-based fuels, Gasoil Futures Contracts and indices based on the foregoing (collectively, “Other Gasoil-Related Investments”). USCF is authorized by USGO in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

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

UNGD’s Investment Objective

UNGD will invest in futures contracts for natural gas that are traded on the NYMEX, ICE Europe (formerly, the International Petroleum Exchange) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). USCF is authorized by UNGD in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

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

As of March 31, 2013, none of the Trust Series held Futures Contracts on the Futures Exchanges as none of the Trust Series have commenced operations.

Other Defined Terms – Trust Series

Asian Benchmark Futures Contracts, Sugar Benchmark Futures Contracts, Gasoil Benchmark Futures Contracts and Natural Gas Benchmark Futures Contracts are referred to throughout this annual report on Form 10-Kcollectively as “Applicable Benchmark Futures Contracts.” Asian Futures Contracts, Sugar Futures Contracts, Gasoil Futures Contracts and Natural Gas Futures Contracts are referred to throughout this annual report on Form 10-Kcollectively as “Applicable Futures Contracts.”

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

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2013, none of the Trust Series’ incurred registration fees or other offering expenses as none of the Trust Series have commenced operations as of the date of the filing of this quarterly report on Form 10-Q.

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

USCF intends to invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. Each Trust Series may hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances will be swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of March 31, 2013 and December 31, 2012, each Trust Series held cash deposits in the amounts of $1,000 and $1,000, respectively, with the custodian.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, each Trust Series will be exposed to market risk equal to the value of the Applicable Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, each Trust Series pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

The Trust Series’ policy will be to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series or USCF have a policy of requiring review of the credit standing of each broker or counterparty with which they conduct business.

The financial instruments that will be held by each Trust Series will be reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

Each Trust Series is required to disclose offsetting assets and liabilities represented in the Condensed Statements of Financial Condition to disclose information to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities as defined in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The derivative instruments include all futures contracts including exchange-traded futures contracts.

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Commodity Funds Trust I (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), the commodity pools intend to issue units (“units”) that may be purchased and sold on the NYSE Arca Inc., (the “NYSE Arca”). As of the date of the filing of this quarterly report on Form 10-Q, no units of any Trust Series have been publicly offered. The Trust Series are the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO”) and the United States Natural Gas Double Inverse Fund (“UNGD”). UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series”. Additional series may also be publicly offered in the future. Additional series of the Trust that will be separate commodity pools may be created in the future.

United States Asian Commodities Basket Fund

UAC will invest in futures contracts for commodities that are currently traded on the Chicago Mercantile Exchange (“CME”), the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”), the ICE Futures US (“ICE US”), the ICE Futures Canada (“ICE Canada”), the ICE Futures Europe (“ICE Europe”), the London Mercantile Exchange (“LME”), the Tokyo Commodity Exchange (“TOCOM”), the Dubai Mercantile Exchange (“DME”) and the Bursa Malaysia (“Malaysia”) (collectively, “Futures Contracts”, and CME, CBOT, NYMEX, COMEX, ICE US, ICE Canada, ICE Europe, LME, TOCOM, DME and Malaysia are collectively referred to herein as “Futures Exchanges”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other Asian commodities-related investments such as exchange-listed cash-settled options on Asian Futures Contracts, forward contracts for Asian commodities, cleared swap contracts, and other non exchange traded (“over-the-counter”) transactions that are based on the price of Asian commodities, and indices based on the Futures Contracts (collectively “Other Asian Commodities-Related Investments.”). Market conditions that United States Commodity Funds LLC (“USCF”) currently anticipates could cause UAC to invest in Other Asian Commodity-Related Investments would be those allowing UAC to obtain greater liquidity or to execute transactions with more favorable pricing. Asian Futures Contracts and Other Asian Commodity-Related Investments are collectively referred to as “Asian Commodity Interests” in this quarterly report on Form 10-Q.

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

UAC will seek to achieve its investment objective by investing in Asian Futures Contracts and Other Asian Commodity-Related Investments such that daily changes in its per unit NAV closely track the daily changes in percentage terms of the price of a basket of Asian Futures Contracts. After fulfilling the margin and collateral requirements with respect to its Asian Commodity Interests, USCF will invest the remainder of UAC’s proceeds from the sale of units in short-term obligations of the United States of two years or less (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

United States Sugar Fund

The investment objective of USSF is to have the daily changes in percentage terms of its units’ per unit NAV reflect the changes in percentage terms of the world price of sugar, as measured by the changes in the daily price of the futures contract on sugar #11 traded on ICE US (the “Sugar Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSF’s expenses. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of sugar or any particular futures contract based on sugar. It is not the intent of USSF to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF does not believe that is an achievable goal due to the potential impact of backwardation and contango on the returns of a portfolio of futures contracts. USSF may invest in interests other than the Sugar Benchmark Futures Contract to comply with accountability levels and position limits.

USSF seeks to achieve its investment objective by primarily investing in futures contracts for sugar that are traded on ICE US (formerly the New York Board of Trade), the NYMEX, or other U.S. and foreign exchanges (collectively, “Sugar Futures Contracts”) and other sugar-related investments such as cash-settled options on Futures Contracts, forward contracts for sugar, cleared swap contracts, and over-the-counter transactions that are based on the price of sugar, Sugar Futures Contracts and indices based on the foregoing (collectively, “Other Sugar-Related Investments”). Sugar Futures Contracts and Other Sugar-Related Investments are collectively referred to as “Sugar Interests” in this quarterly report on Form 10-Q. USCF is authorized by USSF in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants (“FCMs”).

USSF will invest in Sugar Interests, to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments in Sugar Futures Contracts and Other Sugar-Related Investments. The primary focus of USCF will be the investment in Sugar Futures Contracts and the management of USSF’s investments in Treasuries, cash and cash equivalents for margining purposes and as collateral.

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

USGO seeks to achieve its investment objective by primarily investing in investments in futures contracts for gasoil, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the ICE Europe (collectively, “Gasoil Futures Contracts”) and other gasoil-related investments such as cash-settled options on Gasoil Futures Contracts, forward contracts for gasoil, cleared swap contracts, and over-the-counter transactions that are based on the price of gasoil, crude oil and other petroleum-based fuels, Gasoil Futures Contracts and indices based on the foregoing (collectively, “Other Gasoil-Related Investments”). Gasoil Futures Contracts and Other Gasoil-Related Investments are collectively referred to as “Gasoil Interests” in this quarterly report on Form 10-Q. USCF is authorized by USGO in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

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

UNGD seeks to achieve its investment objective by primarily investing in futures contracts for natural gas that are traded on the NYMEX, ICE Europe (formerly, the International Petroleum Exchange) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Natural Gas Futures Contracts and Other Natural Gas-Related Investments are collectively referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. USCF is authorized by UNGD in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or FCMs.

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

Other Defined Terms – Trust Series

Asian Benchmark Futures Contracts, Sugar Benchmark Futures Contracts, Gasoil Benchmark Futures Contracts and Natural Gas Benchmark Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Futures Contracts.” Asian Futures Contracts, Sugar Futures Contracts, Gasoil Futures Contracts and Natural Gas Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Futures Contracts.”

Other Asian Commodity-Related Investments, Other Sugar-Related Investments, Other Gasoil-Related Interests and Other Natural Gas-Related Investments are referred to throughout this quarterly report on Form 10-Q collectively as “Other Related Investments.”

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits because each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, the Trust Series does not anticipate that position limits that apply to the last few days prior to a contract’s expiration will impact it.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust are discussed below.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect UAC, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of a Trust Series to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that UAC is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require a Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until April 30, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as UAC) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as UAC), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on oil) begin on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

The effect of the future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse.

USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) and a swaps firms (pending) with the CFTC and is a member of the National Futures Association (the “NFA”). USCF will manage each Trust Series’ investments directly and USCF’s selection of investments on behalf of each Trust Series. USCF is also authorized to select FCMs to execute each Trust Series’ transactions in Futures Contracts and Other Related Investments.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

Each Trust Series’ NAV will be calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day will be released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ Administrator will use the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Applicable Futures Exchanges, but will calculate or determine the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

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

On February 14, 2013, UAC received a notice of effectiveness from the SEC for its registration of 20,000,000 units on Form S-1 with the SEC, however, as of the date of the filing of this quarterly report on Form 10-Q, UAC has not commenced operations. As of the date of the filing of this quarterly report on Form 10-Q, USSF, USGO and UNGD have not been declared effective by the applicable regulatory agencies.

During the three months ended March 31, 2013, none of the Trust Series had commenced investment activities nor issued units.  In addition, none of the Trust Series’ purchased or owned any Applicable Benchmark Futures Contracts or Other Related Investments during the three months ended March 31, 2013, nor were there any receipts or disbursements of cash from each Trust Series during this reporting period.  Also, none of the Trust Series’ received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

Expenses incurred during the three months ended March 31, 2013 in connection with organizing the Trust Series and the initial offering costs of the units were borne by USCF, and will not be subject to reimbursement by a Trust Series as none of the Trust Series have commenced operations.

Portfolio Expenses. Each Trust Series’ expenses will consist of investment management fees, brokerage fees and commissions, certain offering costs and expenses relating to tax accounting and reporting requirements.  The management fee that each Trust Series will pay to USCF will be calculated as a percentage of the total net assets of each Trust Series.  UAC will pay USCF a management fee of 0.90% of its average net assets. The fee will be accrued daily and paid monthly.  Each of USSF, USGO and UNGD will pay USCF a management fee of 0.90% of its average net assets. The fee will be accrued daily and paid monthly.

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

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of the applicable Commodity Interests, which are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which will be used by each Trust Series for its Applicable Benchmark Futures Contracts will be provided by its commodity broker who uses market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series will estimate dividend and interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates will be adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

Each Trust Series will generate cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series will allocate substantially all of its net assets to trading in Applicable Interests. Each Trust Series will invest in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV will be held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets will be held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

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

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2013, each of UAC, USSF, USGO and UNGD held cash deposits in the amount of $1,000.

Off Balance Sheet Financing

As of March 31, 2013, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2013 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q as none of the Trust Series have commenced operations.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations will be with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. UAC will be contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.90% per annum of average daily total net assets. Each of USSF, USGO and UNGD will be contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily total net assets. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible will include:

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

During the three months ended March 31, 2013, none of the Trust Series had commenced operations. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Trust Series’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or any Trust Series’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or any Trust Series’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Post-Effective Amendment No. 1 to the Trust’s Statement on Form S-1, which was/will be declared effective by the SEC May 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Trust Series will publish account statements for each Trust Series’s unitholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value. The account statements will be furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at ww.unitedstatesasiancommoditiesbasketfund.com, www.unitedstatessugarfund.com, ww.unitedstatesgasoilfund.com and www.unitedstatesnaturalgasdoubleinversefund.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Commodity Funds Trust I (Registrant)

By: United States Commodity Funds LLC, its Sponsor

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date May 15, 2013

