Form 10-Q
period 2013-06-30
United States Commodity Funds Trust I
filed 2013-08-14
CIK 1529505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-35818

UNITED STATES COMMODITY FUNDS TRUST I

(Exact name of registrant as specified in its charter)

Delaware	45-3326410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No

UNITED STATES COMMODITY FUNDS TRUST I

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

United States Asian Commodities Basket Fund

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

United States Sugar Fund

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

3

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

United States Gasoil Fund

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

United States Natural Gas Double Inverse Fund

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

United States Commodity Funds Trust I

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$4,000	$4,000

Total assets	$4,000	$4,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$4,000	$4,000
Unitholders	–	–
Total Capital	4,000	4,000

Total capital	$4,000	$4,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

United States Asian Commodities Basket Fund*

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Asian Commodities Basket Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

United States Sugar Fund*

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Sugar Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

United States Gasoil Fund*

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Gasoil Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

United States Natural Gas Double Inverse Fund*

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Natural Gas Double Inverse Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

United States Commodity Funds Trust I*

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*No Series in the Trust has commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2013

United States Asian Commodities Basket Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at June 30, 2013	$1,000	$–	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2013

United States Sugar Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at June 30, 2013	$1,000	$–	$1,000

*The United States Sugar Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

13

United States Commodity Funds Trust I

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2013

United States Gasoil Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at June 30, 2013	$1,000	$–	$1,000

*The United States Gasoil Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2013

United States Natural Gas Double Inverse Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at June 30, 2013	$1,000	$–	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

15

United States Commodity Funds Trust I

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2013

United States Commodity Funds Trust I

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$4,000	$–	$4,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at June 30, 2013	$4,000	$–	$4,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

United States Asian Commodities Basket Fund*

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

United States Sugar Fund*

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Sugar Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

United States Gasoil Fund*

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Gasoil Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

United States Natural Gas Double Inverse Fund*

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Condensed Statements Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

United States Commodity Funds Trust I*

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	4,000	4,000
Cash and Cash Equivalents, end of period	$4,000	$4,000

*No Series in the Trust has commenced operations as of June 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), a commodity pool that intends to issue units (“units”) that may be purchased and sold on the NYSE Arca Inc., (the “NYSE Arca”). As of the date of the filing of this quarterly report on Form 10-Q, no units of any Trust Series have been publicly offered. The other Trust Series are the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO”) and the United States Natural Gas Double Inverse Fund (“UNGD”). UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series”). Additional series may also be publicly offered in the future. Additional series of the Trust that will be separate commodity pools may be created in the future. The Trust and each Trust Series operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series.

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

In accordance with GAAP, each Trust Series will be required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series will file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series will be subject to income tax return examinations by major taxing authorities for years before 2011 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2013 for any Trust Series as no Trust Series has commenced operations as of the date of the filing of this quarterly report on Form 10-Q.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the per unit net asset value at the beginning of each period and at the end of each period. The weighted average number of units outstanding will be computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units will be equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. As of June 30, 2013, USCF held only an expected capital contribution of each of UAC, USSO, USGO and UNGD.

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

NOTE 3 - TRUST SERIES

In connection with the execution of the Trust Agreement on September 8, 2011, USCF contributed $1,000 for each of UAC, USSF, USGO and UNGD to the Trust (for a total of $4,000) upon its formation on September 8, 2011, representing an initial contribution of capital to the Trust. Following the designation of UAC as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to UAC and $1,000 was transferred from the Trust to each of USSF, USGO and UNGD and deemed an initial contribution for each of UAC, USSF, USGO and UNGD. In connection with the commencement of UAC’s, USSF’s, USGO’s and UNGD’s initial offering of units, USCF expects to receive 40 Sponsor Units of each of UAC, USSF, USGO and UNGD in exchange for the previously received capital contribution, representing a beneficial ownership interest in UAC, USSF, USGO and UNGD.

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

As of June 30, 2013, none of the Trust Series held Futures Contracts on the Futures Exchanges as none of the Trust Series have commenced operations.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2013, none of the Trust Series’ incurred registration fees or other offering expenses as none of the Trust Series have commenced operations as of the date of the filing of this quarterly report on Form 10-Q.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

USCF intends to invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. Each Trust Series may hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances will be swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, each Trust Series held cash deposits in the amounts of $1,000 and $1,000, respectively, with the custodian, for a total of $4,000 held in the Trust.

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

The Trust and each Trust Series intend to adopt the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

NOTE 8 – SUBSEQUENT EVENTS

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

Introduction

The United States Commodity Funds Trust I (the “Trust”) was organized as a Delaware statutory trust on September 8, 2011. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Asian Commodities Basket Fund (“UAC”), a commodity pool which intends to issue units (“units”) that may be purchased and sold on the NYSE Arca Inc., (the “NYSE Arca”). As of the date of the filing of this quarterly report on Form 10-Q, no units of any Trust Series have been publicly offered. The other Trust Series are the United States Sugar Fund (“USSF”), the United States Gasoil Fund (“USGO”) and the United States Natural Gas Double Inverse Fund (“UNGD”). UAC, USSF, USGO and UNGD are collectively referred to as the “Trust Series”. Additional series may also be publicly offered in the future. Additional series of the Trust that will be separate commodity pools may be created in the future.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if a Trust Series enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require a Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as a Trust Series) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as UAC) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as UAC), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

Results of Operations

In connection with the execution of the Trust Agreement on September 8, 2011, USCF contributed $1,000 for each of UAC, USSF, USGO and UNGD to the Trust, for a total of $4,000, upon its formation on September 8, 2011, representing an initial contribution of capital to the Trust. Following the designation of UAC as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to UAC and $1,000 was transferred from the Trust to each of USSF, USGO and UNGD and deemed an initial contribution for each of UAC, USSF, USGO and UNGD. In connection with the commencement of UAC’s, USSF’s, USGO’s and UNGD’s initial offering of units, USCF will receive 40 Sponsor Units of each of UAC, USSF, USGO and UNGD in exchange for the previously received capital contribution, representing a beneficial ownership interest in UAC, USSF, USGO and UNGD.

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

During the six months ended June 30, 2013, none of the Trust Series had commenced investment activities nor issued units.  In addition, none of the Trust Series’ purchased or owned any Applicable Benchmark Futures Contracts or Other Related Investments during the six months ended June 30, 2013, nor were there any receipts or disbursements of cash from each Trust Series during this reporting period.  Also, none of the Trust Series’ received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

Expenses incurred during the six months ended June 30, 2013 in connection with organizing the Trust Series and the initial offering costs of the units were borne by USCF, and will not be subject to reimbursement by a Trust Series as none of the Trust Series have commenced operations.

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

As of June 30, 2013, each of UAC, USSF, USGO and UNGD held cash deposits in the amount of $1,000 each.

Off Balance Sheet Financing

As of June 30, 2013, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2013 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q as none of the Trust Series have commenced operations.

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

During the six months ended June 30, 2013, none of the Trust Series had commenced operations. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on May 14, 2013.

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

Date: August 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2013

