Form 10-Q
period 2013-09-30
United States Commodity Funds Trust I
filed 2013-11-14
CIK 1529505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-35818

UNITED STATES COMMODITY FUNDS TRUST I
(Exact name of registrant as specified in its charter)

Delaware	45-3326410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES COMMODITY FUNDS TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Funds Trust I
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Asian Commodities Basket Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Sugar Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Gasoil Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Natural Gas Double Inverse Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–
Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Commodity Funds Trust I

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$4,000	$4,000

Total assets	$4,000	$4,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$4,000	$4,000
Unitholders	–	–
Total Capital	4,000	4,000

Total capital	$4,000	$4,000

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Asian Commodities Basket Fund*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Asian Commodities Basket Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Sugar Fund*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Sugar Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Gasoil Fund*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Gasoil Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Natural Gas Double Inverse Fund*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

*The United States Natural Gas Double Inverse Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Commodity Funds Trust I*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$–	$–	$–	$–
Change in unrealized gain (loss) on open positions	–	–	–	–
Dividend income	–	–	–	–
Interest income	–	–	–	–
Other income	–	–	–	–

Total income (loss)	–	–	–	–

Expenses
Management fees (Note 4)	–	–	–	–
Professional fees	–	–	–	–
Brokerage commissions	–	–	–	–
Other expenses	–	–	–	–

Total expenses	–	–	–	–

Net income (loss)	$–	$–	$–	$–

* No Series of the Trust had commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Asian Commodities Basket Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at September 30, 2013	$1,000	$–	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Sugar Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at September 30, 2013	$1,000	$–	$1,000

*The United States Sugar Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

13

United States Commodity Funds Trust I
Condensed Statements of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Gasoil Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at September 30, 2013	$1,000	$–	$1,000

*The United States Gasoil Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Natural Gas Double Inverse Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at September 30, 2013	$1,000	$–	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Commodity Funds Trust I*

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$4,000	$–	$4,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at September 30, 2013	$4,000	$–	$4,000

* No Series of the Trust had commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Asian Commodities Basket Fund*

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Asian Commodities Basket Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Sugar Fund*

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Sugar Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Gasoil Fund*

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Gasoil Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Natural Gas Double Inverse Fund*

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	1,000	1,000
Cash and Cash Equivalents, end of period	$1,000	$1,000

*The United States Natural Gas Double Inverse Fund had not commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Commodity Funds Trust I*

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	–	–
Unrealized (gain) loss on open futures contracts	–	–
(Increase) decrease in interest receivable	–	–
(Increase) decrease in other assets	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in brokerage commissions payable	–	–
Increase (decrease) in other liabilities	–	–
Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	–	–

Cash and Cash Equivalents, beginning of period	4,000	4,000
Cash and Cash Equivalents, end of period	$4,000	$4,000

* No Series of the Trust had commenced operations as of September 30, 2013.

See accompanying notes to condensed financial statements.

United States Commodity Funds Trust I
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

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

USCF is a member of the National Futures Association (the “NFA”), became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm registered with the NFA and CFTC effective August 8, 2013. The Trust and each Trust Series have a fiscal year ending on December 31.

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

In accordance with GAAP, each Trust Series will be required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series will file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series will be subject to income tax return examinations by major taxing authorities for years before 2011 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013 for any Trust Series as no Trust Series has commenced operations as of the date of the filing of this quarterly report on Form 10-Q.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the per unit net asset value at the beginning of each period and at the end of each period. The weighted average number of units outstanding will be computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units will be equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. As of September 30, 2013, USCF held only an expected capital contribution of each of UAC, USSF, USGO and UNGD.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by the Trust Series. These costs will include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. As of the date of the filing of this quarterly report on Form 10-Q, all costs have been borne by USCF, since no Trust Series has commenced operations.

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

As of September 30, 2013, none of the Trust Series held Futures Contracts on the Futures Exchanges as none of the Trust Series have commenced operations.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2013, none of the Trust Series’ incurred registration fees or other offering expenses as none of the Trust Series have commenced operations as of the date of the filing of this quarterly report on Form 10-Q.

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

USCF intends to invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. Each Trust Series may hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances will be swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, each Trust Series held cash deposits in the amounts of $1,000 and $1,000, respectively, with the custodian, for a total of $4,000 held in the Trust.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements. The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF. Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

General Regulation Applicable to each Trust Series

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although none of the Trust Series is a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to each Trust Series and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to each Trust Series and USCF, but any such further rule changes could result in additional operating efficiencies for each Trust Series and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on each Trust Series is impossible to predict, but it could be substantial and adverse.

USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a CPO and a swaps firm with the CFTC and is a member of the National Futures Association (the “NFA”). USCF will manage each Trust Series’ investments directly and USCF’s selection of investments on behalf of each Trust Series. USCF is also authorized to select FCMs to execute each Trust Series’ transactions in Futures Contracts and Other Related Investments.

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

During the nine months ended September 30, 2013, none of the Trust Series had commenced investment activities nor issued units.  In addition, none of the Trust Series’ purchased or owned any Applicable Benchmark Futures Contracts or Other Related Investments during the nine months ended September 30, 2013, nor were there any receipts or disbursements of cash from each Trust Series during this reporting period.  Also, none of the Trust Series’ received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

Expenses incurred during the nine months ended September 30, 2013 in connection with organizing the Trust Series and the initial offering costs of the units were borne by USCF, and will not be subject to reimbursement by a Trust Series as none of the Trust Series have commenced operations.

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

USCF will attempt to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series will generally post margin and/or hold liquid assets that are approximately equal to the market value of its obligations to counterparties under the Applicable Futures Contracts and Other Related Investments it will hold. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. An FCM, when acting on behalf of a Trust Series in accepting orders to purchase or sell Futures Contracts on United States exchanges, will be required by CFTC regulations to separately account for and segregate as belong to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, each of UAC, USSF, USGO and UNGD held cash deposits in the amount of $1,000 each.

Off Balance Sheet Financing

As of September 30, 2013, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2013 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q as none of the Trust Series have commenced operations.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations will be with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. UAC will be contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.90% per annum of average daily total net assets. Each of USSF, USGO and UNGD will be contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily total net assets. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible will include:

⋅	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;

⋅
expenses incurred in connection with registering additional units of each Trust Series or offering units of each Trust Series after the time any units of each Trust Series have begun trading on the NYSE Arca;

⋅
the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to unitholders required by applicable U.S. federal and state regulatory authorities;

⋅	payment for routine services of the Trustee, legal counsel and independent accountants;

⋅	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

⋅	costs and expenses associated with investor relations and services;

⋅	the payment of any distributions related to redemption of units;

⋅	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto;

⋅	fees and expenses of the independent directors of USCF; and

⋅
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

During the nine months ended September 30, 2013, none of the Trust Series had commenced operations. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

Date: November 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2013

